Form 10-Q
period 1994-05-07
BIG B INC
filed 1994-06-21
CIK 352720

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                 Quarterly Report Under Section 13 or 15 (d) of
                    The Securities and Exchange Act of 1934

Quarter Ended May 07, 1994                          Commission File No. 2-72154



                                  BIG B, INC.

STATE OF INCORPORATION Alabama              I.R.S. EMPLOYER I.D. NO. 63-0632551
                       -------

ADDRESS OF PRINCIPAL EXECUTIVE OFFICE

                 2600 Morgan Road S.E., Bessemer, Alabama 35023
                 ----------------------------------------------

REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE

                             Area Code 205 424-3421
                             ----------------------


OUTSTANDING COMMON STOCK AS OF MAY 7, 1994 IS 15,562,060
Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                            YES (X)          NO ( )

                                                     COMMISSION FILE NO. 2-72154




                                  BIG B, INC.


                                     Index


FINANCIAL STATEMENTS:                                                     PAGE NO.
- - - - - ---------------------                                                     --------
Condensed Balance Sheets as of May 07, 1994
  and January 29, 1994                                                       2

Condensed Statements of Income and Retained Earnings
  for the Fourteen Week Periods Ended May 07, 1994
  and May 08, 1993                                                           3

Condensed Statements of Cash Flows for the
   Fourteen Week Periods Ended May 07, 1994
   and May 08, 1993                                                          4

Notes to Condensed Financial Statements                                      5

Management's Discussion and Analysis of
   the Results of Operations and Financial
   Condition                                                                 6

Other Information and Signatures                                             7

                                  BIG B, INC.
                            CONDENSED BALANCE SHEETS
                    AS OF MAY 7, 1994, AND JANUARY 29, 1994
                                  (Unaudited)

                                                                                            May 7              Jan. 29
                                                                                            -----              -------
                                                                                             1994                1994
                                                                                                  (In Thousands)
ASSETS
- - - - - ------

Current Assets -
   Cash and Temporary Cash Investments                                                    $    433            $    419
   Receivables                                                                              14,657              18,332
   Inventories at LIFO                                                                     163,287             146,495
   Prepaid Expenses                                                                          8,715               7,516
   Deferred Income Taxes                                                                     2,100               2,100
                                                                                           -------             -------
       Total Current Assets                                                               $189,192            $174,862
                                                                                           -------             -------

Property, Equipment, and Investments
   in Property Under Capital Leases,
   Net                                                                                    $ 58,516            $ 55,696
                                                                                           -------             -------
Other Assets                                                                                 2,481               2,542
                                                                                           -------             -------
                                                                                          $250,189            $233,100
                                                                                           =======             =======

LIABILITIES AND SHAREHOLDERS' INVESTMENT
- - - - - ----------------------------------------

Current Liabilities -
   Current Portion of Long-Term Debt and
       Capitalized Lease Obligations                                                       $   975            $    903
   Accounts Payable                                                                         44,268              55,578
   Short Term Bank Loan                                                                     12,000               2,400
   Accrued Income Taxes Payable                                                              1,562               1,300
   Accrued Expenses                                                                          8,728               5,026
                                                                                           -------             -------
       Total Current Liabilities                                                          $ 67,533            $ 65,207
                                                                                           -------             -------

Non-Current Liabilites -
   Long-Term Debt and Capitalized
       Lease Obilgations                                                                  $ 73,546            $ 63,476
   Deferred Income Taxes                                                                     5,560               5,560
   Deferred Compensation                                                                     1,116               1,079
                                                                                           -------             -------
                                                                                          $ 80,222            $ 70,115
                                                                                           -------             -------
   Deferred Gains                                                                         $    601            $    615
                                                                                           -------             -------
   Deferred Income                                                                        $  4,458            $  4,058
                                                                                           -------             -------

Shareholders' Investment -
   Common Stock ($.001 par value
       40,000,000 Shares Authorized;
       15,562,060 issued and outstanding)                                                 $     16            $     16
   Paid-in capital                                                                          35,103              34,462
   Retained earnings                                                                        62,256              58,627
                                                                                           -------             -------
                                                                                          $ 97,375            $ 93,105
                                                                                           -------             -------
                                                                                          $250,189            $233,100
                                                                                           =======             =======


See notes to condensed financial statements.

                                  BIG B, INC.
              CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS
                FOR THE FOURTEEN WEEK PERIODS ENDED MAY 07, 1994
                                AND MAY 08, 1993
                                  (Unaudited)


                                                                               FOURTEEN WEEKS ENDED
                                                                               --------------------
                                                                               (In Thousands Except
                                                                                Per Share Amounts)
                                                                             5-07-94          5-08-93
                                                                             -------          -------

Net Sales                                                                   $179,315         $150,793
                                                                             -------          -------

Cost and Expenses:
   Cost of Products Sold                                                    $124,581         $105,039

   Store Operating, Selling and
      Administrative Expenses                                                 44,234           37,630

   Depreciation and Amortization                                               2,891            2,275

   Interest Expense                                                            1,068              826

   Interest Income                                                                (8)             (99)
                                                                             -------          -------
                                                                            $172,766         $145,671
                                                                             -------          -------
Income Before Taxes                                                         $  6,549         $  5,122

Provision for Income Taxes                                                     2,455            1,790
                                                                             -------          -------

Net Income                                                                  $  4,094         $  3,332

Retained Earnings, Beginning of
   Period                                                                     58,627           48,654

Dividend Paid                                                                   (465)            (386)
                                                                             -------          -------

Retained Earnings, End of Period                                            $ 62,256         $ 51,600
                                                                             =======          =======

Net Income Per Common Share (Note 1)

  Primary                                                                   $   0.26         $   0.21

  Fully Diluted                                                             $   0.24         $   0.21
                                                                                ====             ====





See accompanying notes to condensed financial statements.

                                  BIG B, INC.
                   CONDENSED STATEMENTS OF CASH FLOWS FOR THE
           FOURTEEN WEEK PERIODS ENDED MAY 07, 1994 AND MAY 08, 1993
           INCREASE (DECREASE) IN CASH AND TEMPORARY CASH INVESTMENTS
                                  (Unaudited)


                                                                                May 07, 1994              May 08, 1993
                                                                                ------------              ------------
                                                                                            (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net Income                                                                 $   4,094                 $   3,332
                                                                                   --------                  --------

Adjustments to reconcile net income to net cash
   provided by (used in) operating activities
       Depreciation and amortization                                                  2,891                     2,275
       Provision for deferred income taxes                                              ---                        20
       Provision for losses on receivables                                            1,871                     1,288
       Provision to value inventories at LIFO cost                                      500                       550
       (Gain) on sale of property                                                        (9)                       (5)
       Provision for deferred compensation                                               37                        51
       Provision for deferred income                                                    400                     1,400
       Recognition of deferred gains                                                    (14)                       (8)
       Change in assets and liabilities:
           (Increase) Decrease in accounts receivable                                 1,804                    (1,581)
           (Increase) in other assets                                                   (59)                     (144)
           Increase in inventories                                                  (17,292)                  (29,146)
           Decrease in refundable income taxes                                          ---                       441
           (Increase) in prepaid expenses                                            (1,199)                   (1,755)
           Increase (Decrease) in accounts payable                                  (11,310)                    2,854
           Increase in accrued income taxes                                             262                     1,152
           Increase in accrued expenses                                               4,300                       455
                                                                                   --------                  --------
                Total adjustments                                                 $ (17,818)                $ (22,153)
                                                                                   --------                  --------
                Net cash provided by (used in)
                    operating activities                                          $ (13,724)                $ (18,821)
                                                                                   --------                  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of property                                                        20                         9
   Capital expenditures                                                              (5,602)                   (4,573)
                                                                                   --------                  --------
                Net cash used in investing activities                             $  (5,582)                $  (4,564)
                                                                                   --------                  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt                                          10,375                    40,250
   Net borrowings under line of credit agreement                                      9,600                     1,500
   Principal payments under long-term debt and
       capital lease obligations                                                       (233)                  (18,646)
   Proceeds from issuance of common stock                                                43                        26
   Dividends paid                                                                 $    (465)                $    (386)
                                                                                   --------                  --------
                Net cash provided by financing activities                         $  19,320                 $  22,744
                                                                                   --------                  --------

NET INCREASE IN CASH AND TEMPORARY CASH INVESTMENTS                                      14                      (641)

CASH AND TEMPORARY INVESTMENTS AT BEGINNING OF PERIOD                                   419                     1,023
                                                                                   --------                  --------

CASH AND TEMPORARY CASH INVESTMENTS AT END OF PERIOD                              $     433                 $     382
                                                                                   ========                  ========

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
       Interest                                                                       2,193                 $     541
       Income taxes                                                                   1,729                       176

See accompanying notes to condensed financial statements.

                                  BIG B, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                         MAY 07, 1994 AND MAY 08, 1993


1. Net income per common share for all periods was computed by dividing net income by the average weighted number of shares outstanding during the periods. Outstanding stock options are common stock equivalents but were excluded from the primary net income per common share computations as their effect was not material. Fully diluted net income per common share was determined on the assumption that all convertible subordinated debentures were converted and all stock options outstanding were exercised. Conversion was assumed during the portion of each period that the debentures and the options were outstanding. For the debentures, net income was adjusted for interest, net of income tax effects; for the stock options, outstanding shares were decreased by the number of shares that could have been purchased with the proceeds from the exercise, using the end of the period market price.

2. In the opinion of management, all adjustments have been made which are necessary to reflect a fair statement of the results of operations of the interim period.

                                  BIG B, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OPERATING RESULTS

Net Sales

       Sales for the fourteen week period increased 18.9% over the prior year. The increase in net sales was primarily the result of increased sales in existing stores (8.2%) and sales in the forty-five (45) acquired Treasury Drug stores.

Store Cost and Expense

       As a percentage of net sales, cost of products sold declined slightly to 69.5% from 69.7% in the prior year. The decline in cost of products sold as a percentage of net sales was a result of higher gross margins in stores and efficiencies in distribution center operations.

       Store operating, selling and administrative expenses as a percentage of net sales declined slightly to 24.7% from 24.9% in the prior year. The decline was due to higher start up expense in the forty-five (45) acquired Treasury Drug stores in the prior year.

       Depreciation and amortization as a percentage of net sales increased to 1.6% from 1.5% in the prior year. This increase as a percent of net sales was the result of the increase in total store count open during the period coupled with the installation of an enhanced point of sale system.

       Interest expense as a percentage of net sales remained steady at .6% in both periods.

       The Company's effective tax rate was 36.2% in fiscal 1994. The increase from fiscal 1994 to fiscal 1995 is due to the 1993 Tax Act which increased the maximum corporate Federal income tax rate to 35%. This increased the fiscal 1995 tax provision on current year earnings.

LIQUIDITY AND CAPITAL RESOURCES

       The Company's capital requirements relate primarily to opening and stocking new store, acquiring stores, refurbishing existing stores and supporting inventory for the Company's existing stores. The cost of opening a new Big B Drugs store requires approximately $400,000 and a Drugs for Less store requires approximately $1.1 million for fixtures, equipment, and inventory. Historically, the Company has been able to lease its store locations and currently owns the land and building of only one of its drug stores. The Company plans to open 15 to 20 new stores in fiscal 1995 and fiscal 1996 at an anticipated aggregate capital outlay of $8.0 to $10.0 million each fiscal year. Additionally in fiscal 1995, the Company plans to complete installations of an enhanced point of sale system at a cost of approximately $4.5 million.

       The Company believes that internally generated funds, and borrowings on its $50.00 million revolving credit facility ($20.7 million outstanding at May 07, 1994) and $15 million line of credit ($12.0 million outstanding at May 07,
1994) will be adequate to meet the projected capital expenditures noted above.

                                  BIG B, INC.
                               OTHER INFORMATION



       The Company was not required to file and did not file any report on Form 8-K during the fourteen weeks ended May 07, 1994.




                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        BIG B, INC.
                                        -----------------------------
                                        REGISTRANT



                                        June 15, 1994
                                        -----------------------------
                                        DATE



                                        /s/ Michael J. Tortorice
                                        ------------------------------
                                        Michael J. Tortorice
                                        Vice President of Finance*





*Both duly authorized officer and principal financial officer.