Form 10-Q
period 1994-07-30
BIG B INC
filed 1994-09-13
CIK 352720

SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549


                    Quarterly Report Under Section 13 or 15 (d) of
                       The Securities and Exchange Act of 1934

          Quarter Ended July 30, 1994        Commission File No. 2-72154



                                     BIG B, INC.

          STATE OF INCORPORATION:                 I.R.S. EMPLOYER I.D. NO.
               Alabama                                 63-0632551

                        ADDRESS OF PRINCIPAL EXECUTIVE OFFICE:

                    2600 Morgan Road S.E., Bessemer, Alabama 35023

                  REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE:

                                Area Code 205 424-3421


              OUTSTANDING COMMON STOCK AS OF JULY 30, 1994 IS 15,572,350

          Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                               YES (X)          NO ( )

                                                COMMISSION FILE NO. 2-72154




                                     BIG B, INC.


                                        Index


          FINANCIAL STATEMENTS:                                    PAGE NO.
          ---------------------                                    --------
          Condensed Consolidated Balance Sheets as of
            July 30, 1994 and January 29, 1994                         2

          Condensed Consolidated Statements of Income and
            Retained Earnings for the Twenty-six and Twelve
            Week Periods Ended July 30, 1994
            and July 29, 1993                                          3

          Condensed Consolidated Statements of Cash Flows for the
          Twenty-six and Twelve Week Periods Ended
            July 30, 1994 and July 29, 1993                            4

          Notes to Condensed Financial Statements                      5

          Management's Discussion and Analysis of
            the Results of Operations and Financial
            Condition                                                  6

          Other Information and Signatures                             8

                                        BIG B, INC.
                                 CONDENSED BALANCE SHEETS
                         AS OF JULY 30, 1994, AND JANUARY 29, 1994
                                                             JULY 30    JAN. 29
                                                               1994       1994
                                                                (In Thousands)
          ASSETS
          ------
          Current Assets -
            Cash and Temporary Cash Investments             $    441     $  419
            Receivables                                       16,597     18,332
            Inventories at LIFO                              164,150    146,495
            Prepaid Expenses                                  10,026      7,516
            Refundable Income Taxes                            2,100      2,100
                                                            --------   --------
              Total Current Assets                          $193,314   $174,862
                                                            --------   --------
          Property, Equipment, and Investments
            in Property Under Capital Leases,
            Net                                             $ 60,888   $ 55,696
                                                            --------   --------
          Other Assets                                         2,423      2,542
                                                            --------   --------
                                                            $256,625   $233,100
                                                            ========   ========
          LIABILITIES AND SHAREHOLDERS' INVESTMENT
          ----------------------------------------
          Current Liabilities -
            Current Portion of Long-Term Debt and
              Capitalized Lease Obligations                  $   985   $    903
            Accounts Payable                                  50,555     55,578
            Short Term Bank Loan                              11,100      2,400
            Accrued Expenses                                   9,737      5,026
            Accrued Income Taxes Payable                           0      1,300
                                                            --------   --------
              Total Current Liabilities                     $ 72,377   $ 65,207
                                                            --------   --------
          Non-Current Liabilities -
            Long-Term Debt and Capitalized
              Lease Obligations                             $ 73,296   $ 63,476
            Deferred Income Taxes                              5,610      5,560
            Deferred Compensation                              1,137      1,079
                                                            --------   --------
                                                            $ 80,043   $ 70,115
                                                            --------   --------
            Deferred Gains                                  $    589   $    615
                                                            --------   --------
            Deferred Income                                 $  4,358   $  4,058
                                                            --------   --------
          Shareholders' Investment -
            Common Stock ($.001 par value
              40,000,000 Shares Authorized;
              15,572,350 issued and outstanding)            $     16   $     16
            Paid-in capital                                   35,220     34,462
            Retained earnings                                 64,022     58,627
                                                            --------   --------
                                                            $ 99,258   $ 93,105
                                                            --------   --------
                                                            $256,625   $233,100
                                                            ========   ========

                                     BIG B, INC.
                 CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS
                   FOR THE TWENTY-SIX AND TWELVE WEEK PERIODS ENDED
                                JULY 30, 1994 AND JULY 29, 1993
                                     (Unaudited)
                                       (Note 2)

                                Twenty-Six Weeks Ended  Twelve Weeks Ended
                                ----------------------  ------------------
                                       7-30-94 7-29-93     7-30-94 7-29-93
                                      ----------------    ----------------

     Net Sales                        $325,278$282,097    $145,963$131,304
                                      ----------------    ----------------

     Cost and Expenses:
       Cost of Products Sold          $225,363$195,601    $100,782$ 90,562

       Store Operating, Selling and
         Administrative Expenses        81,925  72,499      37,691  34,869

       Depreciation and Amortization     5,414   4,470       2,523   2,195

       Interest Expense                  2,219   1,701       1,151     875

       Interest Income                    (15)   (145)         (7)    (46)
                                      ----------------   -----------------
                                      $314,906$274,126    $142,140$128,455
                                      ----------------   -----------------
     Income (Loss) Before Taxes      $  10,372$  7,971    $  3,823$  2,849

     Provision for Income Taxes          3,890   2,790       1,435   1,000
                                      ----------------   -----------------
     Net Income (Loss)                $  6,482$  5,181    $  2,388$  1,849

     Retained Earnings, Beginning of
       Period                           58,627  48,654      62,256  51,600

     Dividend Paid                      (1,087)   (850)       (622)   (464)
                                      ----------------   -----------------
     Retained Earnings, End of Period $ 64,022$ 52,985    $ 64,022$ 52,985
                                      ================   =================
     Net Income Per Common Share
     (Note 1)                            $0.39   $0.34       $0.15   $0.12
     Fully Diluted                    ================   =================

     Primary                             $0.42   $0.34       $0.16   $0.12
                                      ================   =================





     See accompanying notes to condensed financial statements.

                                     BIG B, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS FOR THE
            TWENTY-SIX WEEK PERIODS ENDED JULY 30, 1994 AND JULY 31,
             INCREASE (DECREASE) IN CASH AND TEMPORARY CASH INVESTMENTS
                                     (Unaudited)

                                              July 30, 1994  July 31, 1993
                                                      (In Thousands)
     CASH FLOWS FROM OPERATING ACTIVITIES:
         Net Income                              $   6,482     $   5,181
                                                 ----------    -----------
     Adjustments to reconcile net income to net cash
       provided by (used in) operating activities -
         Depreciation and amortization               5,414         4,470
         Provision for deferred income taxes            50            40
         Provision for losses on receivables         3,767         2,424
         Provision to value inventories at LIFO cost 1,000           850
         (Gain) Loss on sale of property                80           (42)
         Provision for deferred compensation            58            95
         Provision for deferred income                 300           225
         Recognition of deferred gains                 (26)          156
         Change in assets and liabilities:
            (Increase) Decrease in accounts receiv  (2,032)          167
            Increase in other assets                  (110)         (199)
            Increase in inventories                (18,655)      (37,056)
            Decrease in refundable income taxes        -             441
            Increase in prepaid expenses            (1,757)       (2,816)
            Increase (Decrease) in accounts payable (5,023)        4,008
            Decrease in accrued income taxes        (1,300)          ---
            Increase in accrued expenses             5,425           774
                                                 ----------     ----------
              Total adjustments                  $ (12,809)   $  (26,463)
                                                  ---------     ----------
              Net cash provided by (used in)
                 operating activities             $ (6,327)  $   (21,282)
                                                 ----------     ----------
     CASH FLOWS FROM INVESTING ACTIVITIES:
       Proceeds from sale of property                  220           222
       Capital expenditures                        (11,231)       (9,292)
                                                 ----------     ----------
          Net cash used in investing activities $  (11,209)    $  (9,070)
                                                 ----------     ----------
     CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from issuance of long-term debt     10,375        43,250
       Net borrowings under line of credit agreement 8,700         5,800
       Principal payments under long-term debt and
         capital lease obligations                    (473)      (19,131)
       Proceeds from issuance of common stock           43           652
       Dividends paid                          $    (1,087)         (850)
                                                 ----------     ----------
          Net cash provided by financing activities 17,558       (29,721)
                                                 ----------     ----------
    NET INCREASE (DECREASE) IN CASH
       AND TEMPORARY CASH INVESTMENTS                   22          (631)

     CASH AND TEMPORARY INVESTMENTS
       AT BEGINNING OF PERIOD                          419         1,023
                                                 ----------     ----------
     CASH AND TEMPORARY CASH INVESTMENTS
       AT END OF PERIOD                          $     441     $     392
                                                 ==========     ==========
     Supplemental disclosures of cash flow information:
       Cash paid during the period for:
         Interest                                $   2,222     $   1,191
         Income taxes                                3,091         3,122

     See accompanying notes to condensed financial statements.
                                         -4-

                                     BIG B, INC.
                       NOTES TO CONDENSED FINANCIAL STATEMENTS
                              JULY 30, 1994 AND JULY 29, 1993


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

                                     BIG B, INC.
                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

          OPERATING RESULTS

          Net Sales
          ---------
              Sales for the twenty-six week period increased 15.3% over the prior year and increased 11.2% during the most recent quarter over the prior year. The increase in sales was primarily the result of increased sales in existing stores and increased sales in the forty-five (45) acquired Treasury Drug Stores.

          Store Cost and Expense
          ----------------------
              As a percent of net sales, cost of products sold remained steady at 69.2% for the twenty-six week period and increased slightly to 69.1% from 68.8% for the most recent twelve week period. This increase as a percent of net sales in the most recent quarter was the result of lower gross margins in stores operated.

              Store  operating, selling  and  administrative expenses  as a percentage of net sales during the twenty-six week period increased to 26.2% from 25.8% and decreased to 25.8% from 26.7% in the most recent twelve week period. This increase as a percent of net sales was primarily the result of a larger number of stores open for the full period in the current year. The decrease as a percent of net sales for the most recent twelve weeks was due to higher start up expenses in the forty-five (45) acquired Treasury Drug stores in the prior year.

              Depreciation and amortization as a percentage of net sales increased slightly in both the twenty-six and twelve week periods. This increase as a percentage of net sales was the result of the increase in total store count open during the period coupled with the installation of an enhanced point of sales system.

              Interest expense as a percentage of net sales increased slightly in both the twenty-six and twelve week periods. This increase was due primarily to higher short term borrowings and generally higher interest rates during the periods.

              The Company's effective tax rate was 36.2% in fiscal 1994. The increase from fiscal 1994 to fiscal 1995 is due to the 1993 Tax Act which increased the maximum corporate Federal income tax rate to 35%. This increased the fiscal 1995 tax provision on current year earnings.

          LIQUIDITY AND CAPITAL RESOURCES

              The Company's capital requirements relate primarily to opening and stocking new stores, acquiring stores, refurbishing existing stores and supporting inventory for the Company's existing stores. The cost of opening a new Big B Drugs store requires approximately $400,000 and a Drugs for Less store requires approximately $1.1 million for fixtures, equipment, and inventory. Historically, the Company has been able to lease its store locations and currently owns the land and building of only one of its drug stores. The Company plans to open 15 to 20 new stores in fiscal 1995 and fiscal 1996 at an anticipated aggregate capital outlay of $8.0 to $10.0 million each fiscal year. Additionally in fiscal 1995, the Company has completed installation of an enhanced point of sale system at a cost of approximately $4.5 million.

              The Company believes that internally generated funds, and borrowings on its $50.00 million revolving credit facility ($20.7 million outstanding at July 30, 1994) and $15 million line of credit ($11.1 million outstanding at July 30, 1994) will be adequate to meet the projected capital expenditures noted above.

                                     BIG B, INC.
                                  OTHER INFORMATION



              The Company was not required to file and did not file any report on Form 8-K during the twelve weeks ended July 30, 1994.




                                      SIGNATURES

              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             BIG B, INC.
                                             REGISTRANT



                                             September 12, 1994
                                             DATE



                                             /s/ Michael J. Tortorice
                                             Michael J. Tortorice
                                             Vice President of Finance*




















          *Both duly authorized officer and principal financial officer.