Form 10-Q
period 1994-10-22
BIG B INC
filed 1994-12-06
CIK 352720

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549


         Quarterly Report Under Section 13 or 15 (d) of
             The Securities and Exchange Act of 1934

Quarter Ended October 22, 1994                       Commission
File No. 2-72154



                           BIG B, INC.

STATE OF INCORPORATION Alabama  I.R.S. EMPLOYER I.D. NO. 63-
0632551

ADDRESS OF PRINCIPAL EXECUTIVE OFFICE

         2600 Morgan Road S.E., Bessemer, Alabama 35023

REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE

                     Area Code 205 424-3421

OUTSTANDING COMMON STOCK AS OF OCTOBER 22, 1994 IS 15,579,900 Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                     YES (X)          NO ( )

                                       COMMISSION FILE NO. 2-72154


                           BIG B, INC.


                              Index


FINANCIAL STATEMENTS:
   PAGE NO.

Condensed Consolidated Balance Sheets as of
  October 22, 1994 and January 29, 1994                       2

Condensed Consolidated Statements of Income and
  Retained Earnings for the Thirty-eight and
  Twelve Week Periods Ended October 22, 1994
  and October 23, 1993                                        3

Condensed Consolidated Statements of Cash Flows for the
  Thirty-eight and Twelve Week Periods Ended
  October 22, 1994 and October 23, 1993                       4

Notes to Condensed Financial Statements                       5

Management's Discussion and Analysis of
  the Results of Operations and Financial
  Condition                                                   6

Other Information and Signatures                              8

                              BIG B, INC.
                       CONDENSED BALANCE SHEETS
             AS OF OCTOBER 22, 1994, AND JANUARY 29, 1994
                              (Unaudited)
                                                  OCT. 22     JAN. 29
                                                    1994        1994
                                                     (In Thousands)
ASSETS

Current Assets -
 Cash and Temporary Cash Investments             $    456      $  419
 Receivables                                       20,567      18,332
 Inventories at LIFO                              177,222     146,495
 Prepaid Expenses                                   8,081       7,516
 Refundable Income Taxes                            2,100       2,100
                                                  -------     -------
    Total Current Assets                         $208,426    $174,862
                                                  -------     -------
Property, Equipment, and Investments
 in Property Under Capital Leases, Net           $ 60,866    $ 55,696
                                                  -------     -------
Other Assets                                        2,529       2,542
                                                  -------     -------
                                                 $271,821    $233,100
                                                  =======     =======
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities -
 Current Portion of Long-Term Debt and
    Capitalized Lease Obligations                 $   985    $    903
 Accounts Payable                                  60,662      55,578
 Short Term Bank Loan                              14,900       2,400
 Accrued Expenses                                  10,137       5,026
 Accrued Income Taxes Payable                         685       1,300
                                                  -------     -------
    Total Current Liabilities                    $ 87,369    $ 65,207
                                                  -------     -------
Non-Current Liabilites -
 Long-Term Debt and Capitalized
    Lease Obilgations                            $ 73,413    $ 63,476
 Deferred Income Taxes                              5,635       5,560
 Deferred Compensation                              1,158       1,079
                                                  -------     -------
                                                 $ 80,206    $ 70,115
                                                  -------     -------
  Deferred Gains                                 $    577    $    615
                                                  -------     -------
 Deferred Income                                 $  3,378    $  4,058
                                                  -------     -------
Shareholders' Investment -
 Common Stock ($.001 par value
    40,000,000 Shares Authorized;
    15,579,900 issued and outstanding)           $     16    $     16
 Paid-in capital                                   35,285      34,462
 Retained earnings                                 64,990      58,627
                                                  -------     -------
                                                 $100,291    $ 93,105
                                                  -------     -------
                                                 $271,821    $233,100
                                                  =======     =======

                                BIG B, INC.
           CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS
            FOR THE THIRTY-EIGHT AND TWELVE WEEK PERIODS ENDED
                   OCTOBER 22, 1994 AND OCTOBER 23, 1993
                                (Unaudited)
                                 (Note 2)

                         Thirty-Eight Weeks Ended  Four Weeks Ended
                               10-22-94 10-23-94   10-22-94 10-23-93

Net Sales                      $475,421 $415,767   $150,143 $133,670
                                -------  -------    -------  -------
Cost and Expenses:
 Cost of Products Sold         $329,081 $289,235   $103,748 $ 93,922

 Store Operating, Selling and
    Administrative Expenses     121,736  107,411     39,811   34,618

 Depreciation and Amortization    8,298    6,995      2,884    2,531

 Interest Expense                 3,503    2,755      1,284    1,054

 Interest Income                    (17)    (147)        (2)      (2)
                                -------  -------    -------  -------
                               $462,601 $406,249   $147,725 $132,123
                                -------  -------    -------  -------
Income (Loss) Before Taxes     $ 12,820 $  9,518   $  2,418 $  1,547

Provision for Income Taxes        4,745    3,330        855      540
                                -------  -------    -------  -------
Net Income (Loss)              $  8,075 $  6,188   $  1,563 $  1,007

Retained Earnings, Beginning of
 Period                          58,627   48,654     64,022   52,985

Dividend Paid                    (1,712)  (1,314)      (595)    (464)
                                -------  -------    -------  -------
Retained Earnings, End of Period$64,990 $ 53,528   $ 64,990 $ 53,528
                                =======  =======    =======  =======
Net Income Per Common Share(Note 1)$0.49$   0.40   $   0.10 $   0.07
Fully Diluted                   =======  =======    =======  =======

Primary                        $  0.52  $   0.40   $  0.10  $   0.07
                                =======  =======    =======  =======


See accompanying notes to condensed financial statements.

                                BIG B, INC.
                CONDENSED STATEMENTS OF CASH FLOWS FOR THE
   THIRTY-EIGHT WEEK PERIOD ENDED OCTOBER 22, 1994, AND OCTOBER 23, 1993
        INCREASE (DECREASE) IN CASH AND TEMPORARY CASH INVESTMENTS
                                (Unaudited)
                                         Oct. 22, 1994  Oct. 23, 1993
CASH FLOWS FROM OPERATING ACTIVITIES:          (In Thousands)
    Net Income                               $  8,075       $  6,188
                                              -------        -------
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities -
    Depreciation and amortization               8,298          6,995
    Provision for deferred income taxes            75             60
    Provision for losses on receivables         5,902          3,727
    Provision to value inventories at LIFO cost 1,400          1,200
    Loss on sale of property                      348              5
    Provision for deferred compensation            79            139
    Provision for deferred income                (680)           118
    Recognition of deferred gains                 (38)           (30)
    Change in assets and liabilities:
      Increase in accounts receivable          (8,137)        (4,253)
      Increase in other assets                   (317)          (402)
      Increase in inventories                 (32,127)       (46,676)
      Decrease in refundable income taxes         ---            441
      Increase in prepaid expenses               (143)        (3,482)
      Increase in accounts payable              5,084         15,235
      Decrease in accrued income taxes           (615)             0
      Increase in accrued expenses              5,891          1,157
                                              -------        -------
         Total adjustments                   $(14,980)      $(25,766)
                                              -------        -------
         Net cash provided by (used in)
           operating activities              $ (6,905)      $(19,578)
                                              --------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of property                    27            478
 Capital expenditures                         (13,581)       (13,673)
                                              --------       -------
         Net cash used in investing activities$(13,554)     $(13,195)
                                               --------      -------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of long-term debt      10,375         49,250
 Net borrowings (repayments) under line of
    credit agreement                           12,500          3,700
 Principal payments under long-term debt and
    capital lease obligations                    (710)       (19,542)
 Proceeds from issuance of common stock            43             64
 Dividends paid                              $ (1,712)      $ (1,314)
                                              --------      --------
         Net cash provided by financing activities$ 20,496  $ 32,158
                                                   -------   -------
NET INCREASE IN CASH AND TEMPORARY CASH INVESTMENTS37           (615)

CASH AND TEMPORARY INVESTMENTS AT BEGINNING OF PERIOD    419   1,023
                                                    -------- -------
CASH AND TEMPORARY CASH INVESTMENTS AT END OF PERIOD$    456$    408
                                                    ======== =======
Supplemental disclosures of cash flow information:
 Cash paid during the period for:
    Interest                                    4,155       $  2,448
    Income taxes                                5,285          3,917
See accompanying notes to condensed financial statements.

                           BIG B, INC.
             NOTES TO CONDENSED FINANCIAL STATEMENTS
              OCTOBER 22, 1994 AND OCTOBER 23, 1993


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

                           BIG B, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OPERATING RESULTS

Net Sales

    Sales for the thirty-eight week period incresed 14.3% over the prior year and increased 12.3% during the most recent quarter over the prior year. The increase in sales was primarily the result of incresed sales in existing stores and increased sales in the forty-five (45) acquired Treasury Drug Stores.

Store Cost and Expense

    As a percent of net sales, cost of products sold declined to 69.2% from 69.6% for the thirty-eight week period and declined to 69.1% from 70.3% for the most recent twelve week period. This decrease as a percent of sales was a result of higher gross margins in stores and continued improved distribution center efficiencies.

    Store operating, selling and administrative expenses as a percentage of net sales during the thirty-eight week period decreased to 25.6% from 25.8% and increased to 26.5% from 25.9% in the most recent twelve week period. The decrease as a percent of net sales for the thirty-eight week period was due to higher start up expenses in the forty-five (45) acquired Treasury Drug stores in the prior year. The increase in the most recent twelve week period was the result of higher operating expenses and advertising cost.

    Depreciation and amortization as a percentage of net sales incresed slightly in both the twenty-six and twelve week periods. This increase as a percentage of net sales was the result of the increase in total store count open during the period coupled with the installation of an enhanced point of sales system.

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

    The Company believes that internally generated funds, and borrowings on its $50.00 million revolving credit facility ($20.7 million outstanding at October 22, 1994) and $15 million line of credit ($14.9 million outstanding at October 22, 1994) will be adequate to meet the projected capital expenditures noted above.

                  PART II -- OTHER INFORMATION

     Item 5.   Other Information

          The Company was not required to file and did not file any report on Form 8-K during the twelve weeks ended October 22, 1994.

     Item 6.  Exhibits

          27   Financial Data Schedule





                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   BIG B, INC.
                                   REGISTRANT



                                   December 5, 1994
                                   DATE



                                   /s/ Michael J. Tortorice
                                   Michael J. Tortorice
                                   Vice President of Finance*


*  Both duly authorized officer and principal financial officer.