Form 10-K
period 1995-01-28
BIG B INC
filed 1995-03-21
CIK 352720

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                             ---------------------
(MARK ONE)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 28, 1995

                                      OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE TRANSITION PERIOD FROM                 TO
                                 ---------------     ---------------

                         COMMISSION FILE NUMBER 0-10506

                                  BIG B, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                             ---------------------

                   ALABAMA                                     63-06325521
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NUMBER)
               2600 MORGAN ROAD
          S.E., BIRMINGHAM, ALABAMA                               35023
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

                                 (205) 424-3421
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                             ---------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                  Common Stock
                                $.001 Par Value

     Indicate by check mark whether Big B, Inc. (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X      No
                                   ---        ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of Big B, Inc. as of March 17, 1995, was approximately $179,082,075.

     As of March 17, 1995, the number of shares of Big B, Inc. Common Stock outstanding was 15,636,510.

                      DOCUMENTS INCORPORATED BY REFERENCE

     (2) Part III incorporates by reference portions of the Big B, Inc. Annual Proxy Statement for the fiscal year ended January 28, 1995 (to be filed with the Commission on or about April 30, 1995).

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               TABLE OF CONTENTS

           ITEM                                                                          PAGE
           ----                                                                          ----
Part I      1.    Business. ...........................................................    1
            2.    Properties. .........................................................    8
            3.    Legal Proceedings. ..................................................    9
            4.    Submission of Matters to a Vote of Security Holders. ................    9

Part II     5.    Market for Registrant's Common Equity and Related Stockholder
                    Matters. ..........................................................    9
            6.    Selected Financial Data. ............................................    9
            7.    Management's Discussion and Analysis of Financial Condition and
                    Results of Operations. ............................................   11
            8.    Financial Statements and Supplementary Data. ........................   14
            9.    Changes in and Disagreements with Accountants on Accounting and
                    Financial Disclosure. .............................................   28

Part III   10.    Directors and Executive Officers of the Registrant. .................   28
           11.    Executive Compensation. .............................................   28
           12.    Security Ownership of Certain Beneficial Owners and Management. .....   28
           13.    Certain Relationships and Related Transactions. .....................   28

Part IV    14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K. ...   29

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

     The Company operates a chain of 367 stores throughout a five state area in the southeastern United States. The Company operates its drug stores under the names "Big B Drugs" and "Drugs for Less". Also, the Company operates five home healthcare stores under the name "Big B Home Health Care Center." The Company is one of the largest drug store chains in this five state area with 158 stores in Georgia, 157 in Alabama, 24 in Florida, 21 in Tennessee and seven in Mississippi. All of the Company's stores are within a 400 mile radius of its distribution center in Birmingham, Alabama. In addition to prescription drugs and services, the Company's drug stores offer a broad range of health and beauty aids, cosmetics, greeting cards, convenience foods, photo processing services and other general merchandise. The Company intends to continue to concentrate its future growth in this five state area to take advantage of the available economies of scale in advertising, distribution and supervision and the competitive advantage for the Company in marketing to third-party payment plans.

THE DRUG STORE INDUSTRY

     In recent years, the drug store industry has undergone several significant changes, including: (i) the increase in third-party payment plans for prescription drugs, (ii) the consolidation within the drug store industry, (iii) the aging of the United States population and (iv) the increase in competition from non-traditional retailers of prescription and over-the-counter drugs.

     During the last several years, a growing percentage of prescription drug sales throughout the industry has been accounted for by sales to customers who are covered by third-party payment plans. According to IMS America, in 1994, third-party payment plan sales represented approximately 58.3% of total prescription drug sales in the United States. In a typical third-party payment plan, the drug store company has a contract with a third-party payor, such as an insurance company, HMO, PPO, other managed care provider, government agency or private employer, which agrees to pay for part or all of a customer's eligible prescription purchases. Although third-party payment plans often provide a high volume of prescription sales, such sales typically generate lower gross margins than other prescription sales due principally to the highly competitive nature of this business and recent efforts by third-party payment plans to contain costs. The Company believes larger drug store chains, such as the Company, are better able to service the growing third-party payment plan segment than independent drug stores and smaller chains as a result of the larger chains' more sophisticated technology systems, larger number of stores and greater penetration within their markets.

     As a result of the economies of scale from which larger drug store chains benefit as well as the third-party payment plan trend, the number of independent drug stores and smaller drug store chains has decreased as a result of acquisitions by larger drug store chains. This trend is expected to continue because larger chains are better positioned to handle the increased third-party payment plan sales, purchase inventory on more advantageous terms and achieve other economies of scale with respect to their marketing, advertising, distribution and other expenditures. The Company believes that independent drug stores and smaller drug store chains may provide significant acquisition opportunities for larger drug store chains, such as the Company.

     Strong demographic trends have also contributed to changes in the drug store industry, as a significant portion of the United States population ages. This trend has had, and is expected to continue to have, a marked effect on the pharmacy business in the United States because consumer prescription and over-the-counter drug usage generally increases with age. The group of persons over age 40 is a rapidly growing segment of the U.S. population. According to industry sources, in 1994, this segment represented approximately 39% of the population, although it consumed approximately 58% of all prescriptions sold in the United States. This segment is projected to increase to 43% of the population by the year 2000. The average per person prescription usage in the United States is approximately 3.9 prescriptions per year, which increases to approximately 4.1, 7.4 and 9.1 prescriptions filled per year for persons ages 40-59, 60-74 and 75 and over, respectively.

     In 1993, drug store chains and independent drug stores represented approximately 33% and 28%, respectively, of the U.S. retail pharmacy market, which includes mass merchandisers, food stores, staff model HMOs, clinics, mail order companies, independent pharmacies and chain pharmacies. In response to a number of factors, including the aging of the United States population, mass merchandisers (including discounters and deep discounters), supermarkets, combination food and drug stores, mail order distributors, hospitals, HMOs and other managed care providers have entered the pharmacy industry. Supermarkets, including combination food and drug stores, and mass merchandisers each represented approximately 9.5% of the retail pharmacy market in the United States in 1993.

BUSINESS STRATEGY

     The Company's business strategy is designed to maintain a strong pharmacy and healthcare related business, increase the Company's market share in each existing market and improve profitability. In implementing the Company's business strategy, the Company intends to:

     - Focus on the Company's pharmacy operations;

     - Emphasize market concentration;

     - Continue investment in information systems;

     - Maintain a high level of customer service and convenience; and

     - Continue cost-control efforts.

     Focus on Pharmacy Operations. The Company's primary business focus is the sale of prescription drugs. During fiscal 1995, the Company estimates that more than 13.6 million prescriptions were filled by the Company, compared to an estimated 10.2 million prescriptions in fiscal 1993. During fiscal 1995, sales of prescription drugs generated 49.1% of the Company's net sales compared to 41.7% in fiscal 1991. Management expects that the Company's prescription drug business will continue to represent a significant portion of the Company's sales and profits as a result of increased participation by the Company in third-party payment plans, the demographic trend towards an aging population and the continued development of new pharmaceutical products.

     In emphasizing its pharmacy operations, the Company intends to continue to provide high quality service to the Company's traditional customer base and to pursue new opportunities for pharmacy growth. For example, the Company intends to increase its participation in third-party payment plans by aggressively marketing itself with all types of third-party payment plans, including insurance companies, HMOs, PPOs, other managed care providers and government agencies. The Company believes that the number and concentration of its stores within existing markets and the Company's experience and reputation in the drug store industry give the Company advantages over independent drug stores, small drug store chains, mass merchandisers and food stores in competing for the increasing amount of third-party payment plan sales. Third-party payment plan sales accounted for approximately 56% of the Company's prescription sales in fiscal 1995, as compared to 25% of the Company's prescription sales in fiscal 1991.

     The Company also offers employee prescription benefit programs directly to individual employers or groups of employers as a low cost alternative for pharmaceutical products. The pricing offered by the Company under these direct programs is similar to the pricing arrangements offered to third-party payment plans. Sales under these direct employer programs accounted for approximately 3% of the Company's prescription sales in fiscal 1995, as compared to 0.8% of the Company's prescription sales in fiscal 1994, its first year of operation. The Company has direct contracts with employers covering over 190,000 lives.

     The Company has also initiated other prescription services and programs in an effort to increase the Company's prescription drug sales. In fiscal 1992, the Company began a mail-order prescription drug program, which has grown from approximately $100,000 in prescription drug sales in fiscal 1993, to $1.3 million in fiscal

1995. In fiscal 1993, the Company began its nursing home pharmacy service, which now provides pharmacy services to nursing homes with approximately 3,000 beds. The Company believes there are significant opportunities for increasing prescription drug sales through these services.

     Emphasize Market Concentration. In an effort to take advantage of the available economies of scale in advertising, distribution and supervision and the competitive advantages for the Company in marketing to third-party payment plans, the Company seeks to achieve and maintain a leading market share in each market in which it operates by developing and acquiring stores at strategic locations in those markets. The Company's first store was opened in Birmingham, Alabama in 1968. Thereafter, the Company expanded to become the largest drug store chain in Alabama, with its stores concentrated primarily in metropolitan areas, including Birmingham with 60 stores, Mobile with 18 stores, Huntsville with 16 stores and Montgomery with 15 stores. Beginning in fiscal 1990, the Company developed a major presence in the Atlanta, Georgia metropolitan area, the nation's 9th largest metropolitan area, by acquiring 65 drug stores in Atlanta from the Reed Drug Company and emphasizing the development of additional new stores in that market. In fiscal 1993, the Company acquired certain assets of 45 stores in Atlanta from the Thrift Drug Company (a subsidiary of the J.C. Penney Company, Inc.). As a result of these acquisitions and the new stores developed by the Company, the Company is now the second largest drug store chain in Atlanta, with 102 stores. The Company believes that there is opportunity for additional expansion, and it will continue to benefit from the economies of scale associated with expansion in its present market areas.

     Invest in Information and Technology. The Company intends to continue its investment in information systems to improve customer service, reduce operating costs, provide information to support management decisions and enhance the Company's competitive position with third-party payment plans. In fiscal 1995, the Company completed the installation of point-of-sale ("POS") product scanning equipment in all of its stores. Scanning is a system which inputs POS information by reading the universal product code of merchandise sold with either a hand-held or slot scanner to capture information on each specific item or product (a stock-keeping unit or "SKU"), sales data and pricing information. The Company's POS system allows management to analyze sales, gross profits, inventory movement and direct product profitability by category, department and, in certain instances, SKU. The Company believes that use of the POS system will improve customer service by decreasing customer checkout time, provide an opportunity to improve margins by more accurately reflecting the prices of merchandise, improve adherence to advertised sale or promotional prices and provide enhanced inventory control and merchandise information.

     The Company's pharmacy computer system and customer account records system, which the Company plans to upgrade beginning in the current fiscal year, is significant to the success of its pharmacy operations. This system calculates the prices of all prescriptions filled. The system also maintains current customer information, including medical history and other information furnished by the customer and a list of all prescription medicine purchased by the customer from the Company. Each time a new prescription is filled by the Company, the patient information is updated and the prescription is analyzed in an attempt to assure its compatibility with other medication prescribed for the customer. In addition, the system supplies information concerning drug purchases to customers for income tax purposes, prepares prescription labels and receipts, and expedites the collection of amounts due the Company under third-party payment plans by providing on-line adjudication. On-line adjudication permits the Company and the third-party payment plans to determine electronically at the time of sale, customer eligibility, prescription coverage, pricing and co-payment requirements.

     The Company plans to install a new pharmacy computer system in all of its stores at a cost of approximately $10 million. The installation and testing of the new pharmacy computer system is scheduled to begin in a limited number of stores in May 1995, and the Company anticipates that the new pharmacy computer system will be installed in all stores by the end of fiscal 1996. The Company believes that its new pharmacy computer system will benefit the Company by providing additional support to pharmacists, meeting the increasing complexity of third-party payment plans and enhancing the Company's competitive position through advanced technology. The new pharmacy system is expected to provide numerous improvements over the Company's existing pharmacy computer system, including faster prescription processing, chain-wide prescription transfer capability, capability of direct interfacing with physician offices for new prescriptions and refill approval, better inventory control, more accurate sales information and improved capability for on-line adjudication with third-party payment plan claims.

     Maintain Customer Service and Convenience. The Company believes that customer service and convenience are critical to maintaining the Company's competitive advantage. The Company will continue to emphasize service and convenience through store location and design, merchandising programs and operating hours geared to the needs of each store's particular market. The Company currently has a program underway to improve the efficiency of the store pharmacies by improving the physical design and layout of those departments and by training and placing pharmacy technicians in the stores to assist its pharmacists. The purpose of these efforts is to make the store pharmacists more available to assist and consult with customers. In addition, the Company has employee award and recognition programs which recognize excellence in customer service, and the Company maintains incentive based compensation programs for all levels of employees based on employee productivity. These programs are designed to emphasize the importance of the Company's customer service philosophy.

     The Company regularly remodels and remerchandises its stores to provide modern, well-identified stores with convenient parking, and will seek to open new stores in easily accessible, high traffic locations. The Company tailors its merchandising to provide the product mix and selection to best serve its customers. The drug stores are generally open every day of the year except Christmas. A select number of strategically located stores stay open until midnight or 24 hours a day.

     Continue Cost Control. The Company will continue to emphasize cost control at all levels of operations. The Company intends to continue to evaluate and pursue additional cost savings which can be obtained without affecting the Company's customer service, quality or sales growth potential. The Company believes that enhanced computer technology being implemented by the Company will be valuable in enabling the Company to control its costs. There can be no assurance, however, that these additional cost reductions will be realized.

GROWTH STRATEGY

     The Company has grown from 304 stores at the beginning of fiscal 1994 to 367 stores at the end of fiscal 1995. The Company's growth strategy is to continue to increase sales through expansion, primarily in the Company's existing markets. The Company believes it's distribution center is capable of accommodating the Company's foreseeable future expansion. In implementing its growth strategy, the Company intends to:

     - Develop new stores;

     - Acquire existing drug store chains and independent drug stores; and

     - Acquire the inventory and prescription files of other drug stores for consolidation into existing Company stores.

     Develop New Stores. The Company opened 16 drug stores in fiscal 1995 and intends to open approximately 20 to 25 new stores in fiscal 1996 and 25 to 30 new stores in fiscal 1997. The Company intends to emphasize the development of new stores as its primary means of expansion and seeks new sites for future new store development. Generally, the Company works with commercial retail developers who develop the stores and lease them to the Company. Prior to developing a new store, the Company analyzes available market, demographic and competitive data to evaluate the suitability of the potential site. New store site selection criteria include, among other factors, market demographics, traffic counts, visibility, overall retail activity of the area, and lease terms.

     Acquire Existing Stores. The Company from time-to-time makes strategic acquisitions of existing chains of stores and independent drug stores in order to penetrate new markets or to increase the concentration in existing markets of the Company's stores. The Company acquired 13 stores in Alabama from the Jack Eckerd Corporation in fiscal 1989, 85 stores from The Reed Drug Company in fiscal 1990 (including 65 stores in metropolitan Atlanta), eight stores, primarily in Alabama, from Revco, D.S., Inc. in fiscal 1991, and certain assets of 45 Treasury drug stores located principally in metropolitan Atlanta in fiscal 1994. The Company intends to continue to consider acquisition opportunities as they arise. The Company believes that further consolidation of the drug store industry will result in additional acquisition opportunities, both within and outside the Company's existing markets. The Company periodically acquires individual stores in the markets in which it operates. Such acquisitions are not, either individually or in the aggregate, material to the Company's results of operations in any given fiscal year. Except for individual store acquisitions, the Company currently has no understandings, arrangements or agreements with respect to the acquisition of any particular existing drug store locations or drug store chains.

     Consolidate Acquired Pharmacy Files. The Company has acquired the inventory and pharmacy files of other drug stores, for the purpose of consolidating the inventory and pharmacy files into one of the existing Company stores located in the same vicinity. These consolidations enable the Company to increase sales volume in its existing stores in a cost effective manner. The Company completed 25 such consolidation acquisitions in fiscal 1994 and 31 in fiscal 1995 and anticipates completing 25 to 30 in fiscal 1996.

     The following table sets forth, for the periods indicated, certain information concerning the Company's drug stores:

                                                                   FISCAL YEARS ENDED
                                                 ------------------------------------------------------
                                                 JANUARY 30, 1993   JANUARY 29, 1994   JANUARY 28, 1995
                                                 ----------------   ----------------   ----------------
    Stores open, beginning of period...........         304                304                354
    Stores added(1)............................           6                 55                 16
    Stores closed..............................           6                  5                  3
                                                        ---                ---                ---
    Stores open, end of period.................         304                354                367
                                                 ============       ============       ============

- ---------------

(1) In addition to stores opened or acquired by the Company, the Company completed the acquisitions of inventory and prescription files, for consolidation into its existing stores, of 11 stores in fiscal 1993, 25 stores in fiscal 1994, and 31 stores in fiscal 1995.

PHARMACY PRODUCTS AND SERVICES

     The primary focus of the Company's business is its pharmacy operations, which offer both brand name and generic prescription drugs. The Company strives to improve these operations in an effort to build customer loyalty and increase customer traffic in its stores. The Company believes that its prescription drug business will continue to represent a significant portion of its sales and profits due to the demographic trend towards an aging population, the continued development of new pharmaceutical products and changing trends in the delivery of healthcare. Prescription sales have grown to 49.1% of the Company's net sales for fiscal 1995, as compared to 41.7% for 1991.

     The Company has contracts with third-party payment plans and is actively seeking to increase its participation in third-party payment plans. While third-party payment plans provide an increase in the volume of prescription sales, these sales typically generate lower gross margins than other sales due to the highly competitive nature of pricing for this business. The Company expects its pharmacy operations to benefit from increased sales, buying arrangements, operating efficiencies in the filling of prescriptions expected from new technology, the automation of reconciliation and collection of third-party payment plan receivables, and the increased efficiency of the distribution center. In fiscal 1995, third-party payment plans represented approximately 56% of the Company's prescription business, compared to approximately 25% for fiscal 1991.

     The Company is also actively marketing a program under which it offers employee prescription benefit programs directly to individual employers or groups of employers. The pricing offered by the Company under these direct employer programs is similar to the pricing arrangements offered to third-party payment plans. The Company has contracts directly with employers covering over 190,000 lives.

     In addition to its efforts to increase its participation in third-party payment plans and in its direct employer programs, the Company has also initiated other prescription services and programs to enhance its prescription drug sales, including a mail order prescription drug program which has grown from approximately

$100,000 in prescription drug sales in fiscal 1993 to $1.3 million in fiscal 1995 and a nursing home pharmacy service which was started in fiscal 1992 and now services approximately 3,000 beds.

     In an effort to make the licensed pharmacists more accessible to customers for consultation, the Company has implemented a program to train and place in its stores pharmacy technicians to assist the licensed pharmacists. Also, the Company is redesigning the layout of the pharmacies in its stores to increase the efficiency of the pharmacy departments.

OTHER PRODUCTS AND SERVICES

     General Merchandise. The Company's typical drug store emphasizes brand name merchandise and offers a broad range of nonprescription medications and general merchandise at competitive prices that are generally at or below those of other conventional drug stores. Major year-round product lines include health and beauty aids, cosmetics, tobacco products, convenience foods, greeting cards, toys, small electrical appliances, electronics, photo processing services, books and magazines, and household items. The Company's drug stores also feature seasonal merchandise such as Christmas items, holiday greeting cards, special candies, beach and pool supplies and other seasonal products. The Company revises and updates the product mix in its stores to suit customer needs and reflect retail trends.

     In addition to brand name merchandise, the Company has a private label merchandise program which includes health and beauty aids, household products and nonprescription drugs. The Company's private label merchandise program offers quality merchandise at prices substantially lower than comparable brand name merchandise. The Company's private label program does not represent a material portion of the Company's nonprescription sales.

     Photo Processing. The Company offers overnight photo processing services in all of its stores. During the last fiscal year, the Company began to place increased emphasis on its photo processing services by installing one-hour photo processing equipment in many of its stores. At present, the Company has one-hour photo processing equipment in 25 of its stores and plans to have this equipment in a total of 50 stores by the end of fiscal 1996 and 100 stores by the end of fiscal 1997. The Company believes that this equipment will produce revenues for the stores, not only as a result of photo processing sales, but also as a result of increased sales of ancillary items, such as film and batteries, and as a result of increased store traffic, generally. In addition, the Company has begun offering its overnight processing service on a seven-day-a-week basis and has begun offering a wider variety of print sizes. The Company markets its photo processing services directly to commercial accounts in an effort to attract high volume customers. The Company also offers frequent buyer discount programs and other sales incentives in promoting its photo processing services.

ADVERTISING

     The Company promotes its merchandise primarily through a combination of newspaper advertising and full color inserts. The Company also uses direct mail circulars, television advertising and radio advertising. The Company's concentration of stores within its markets enables it to achieve economies of scale in advertising and marketing expenditures and also enables the Company to negotiate favorable rates for advertising time and print production. The Company believes that its current level of advertising expenditures is appropriate to support its existing marketing strategies.

PURCHASING AND DISTRIBUTION

     The Company centrally purchases most of its merchandise, including prescription drugs, directly from manufacturers, allowing it to take advantage of promotional and volume discount programs that certain manufacturers offer to retailers. During fiscal 1995, approximately 66% of the merchandise purchased by the Company for its drug stores was received at the Company's distribution center for redistribution to its drug stores. The balance of store merchandise is shipped directly to the Company's drug stores from manufacturers and distributors at prices negotiated at the corporate level. The Company does not have any long-term contracts with suppliers and believes it has numerous alternative sources of supply for the merchandise sold in its stores.

     Store orders are processed by computer and assembled at the distribution center for delivery to stores. The Company contracts with a third party to provide inventory delivery service to all stores. If this agreement was terminated for any reason, the Company believes replacement services are available so there would be no interruption in delivery of inventory to Company stores. The distribution center utilizes computer and conveyor systems to monitor the amount and location of inventory within the distribution center and to handle the movement of items from the receiving dock, to the racks, to the loading dock for delivery to the stores. The distribution center's computer system also assists in planning and monitoring the utilization of distribution center personnel. The Company's stores typically receive deliveries from the distribution center weekly.

STORE OPERATIONS

     Non-pharmacy operations are the responsibility of the Senior Vice
President -- Store Operations, who supervises the Company's two regional managers and fifteen district managers. Each district manager is responsible for the stores in his district and regularly visits those stores to assure quality of merchandise presentation, appropriate staffing and adherence to the Company's operating policies. The Company's pharmacy operations are the responsibility of the Vice President -- Professional Relations who supervises the Company's pharmacy operations manager and eight pharmacy district managers. The pharmacy district managers supervise the pharmacy operations in the Company's individual stores. In an effort to increase employee productivity, improve employee retention, and enhance customer service, the Company utilizes an incentive compensation plan with established goals for each level of employees, including store clerks, under which bonuses are based on these goals. The management staff of a typical drug store includes a manager, an assistant manager and two pharmacists, whose incentive compensation is based upon the profitability of the store.

STORE FORMATS

     Big B Drugs. The Company's 339 Big B Drugs stores are generally located in strip shopping centers or are freestanding and generally range in size from approximately 7,000 to 12,000 square feet, with an average size of approximately 9,000 square feet. The typical Big B Drugs store is open every day of the year, except Christmas, generally from 8:00 A.M. until 9:00 P.M. (10:00 A.M. until 7:00 P.M. on Sundays). Stores at selected locations are open until midnight or on a 24 hour basis, depending upon local market needs. Big B Drugs stores generally are operated on a self-service basis for non-pharmacy items, with customer assistance available when required. The pharmacy departments are staffed by registered pharmacists and in high volume stores, also by pharmacy technicians.

     Drugs for Less. The Company operates 23 deep discount drug stores under the name "Drugs for Less." Each store contains a pharmacy and emphasizes higher turnover merchandise such as health and beauty aids, cosmetics, tobacco products, photo processing services, stationery, household items, greeting cards, snacks and candies. The Company attempts to achieve higher sales volume in its Drugs for Less stores by offering its products at every day low prices competitive with other deep discount operations. The Drugs for Less stores range in size from approximately 10,000 to 29,000 square feet, with an average size of approximately 20,000 square feet, and are generally located on major traffic arteries in the Company's larger metropolitan markets.

     Big B Home Health Care Centers. The Company operates five home healthcare stores under the name "Big B Home Health Care Center." These stores offer home health care products for sale or rent, including oxygen concentrators, wheelchairs, hospital beds, other convalescent equipment and accessories, and diabetic supplies. Each store is staffed by trained technicians offering services ranging from home delivery and set-up of equipment to completion of necessary forms for insurance and Medicare claims. Many of the products sold by the home healthcare stores can be purchased at the Company's drug stores, and all of these products can be ordered by catalog through the drug stores.

REGULATION AND HEALTHCARE REFORM

     The Company's pharmacists and pharmacies are required to be licensed by the appropriate state boards of pharmacy. The Company's drug stores and its distribution center are also registered with the Federal Drug Enforcement Administration. Certain of the stores sell beer and wine and are subject to various state and local licensing requirements. By virtue of these licenses and registration requirements, the Company is obligated to observe certain rules and regulations, and a violation of such rules and regulations could result in a suspension or revocation of the licenses or registrations. Under the Omnibus Budget Reconciliation Act of 1990, the Company's pharmacists are required to offer counseling to customers covered by Medicaid about the medication, dosage, delivery system, common side effects and other information deemed significant by the pharmacists.

     The Company relies on prescription drug sales for a significant portion of its revenues and profits, and prescription drug sales represent a growing segment of the Company's business. These revenues are affected by changes within the healthcare industry, including changes in programs providing for reimbursement of the cost of prescription drugs by third-party payment plans, such as government and private plans, and regulatory changes relating to the approval process for prescription drugs. Between October 1993 and the end of 1994, President Clinton and various U.S. Senators and Representatives introduced in Congress a number of healthcare reform proposals. The proposals ranged from the Clinton Administration's comprehensive healthcare reform proposal that would have restructured the financing and delivery of healthcare services through a combination of managed competition and mandated employer coverage of employees to less comprehensive proposals that would have required private health insurance to be "portable" and eliminated coverage limitations for pre-existing health conditions. No proposal was adopted by either house of Congress. The Company anticipates that additional healthcare reform proposals may be introduced in the current session of Congress. It is difficult to predict whether any proposal will be adopted or the effect on the Company of any proposal that does become law. The Company believes, however, that distributors of pharmaceutical products, like the Company, generally are low on the reform priority list. A number of states in which the Company has operations have either adopted or are considering healthcare reform proposals at the state level. Various reform measures have been adopted in Florida and Tennessee. These state reform laws have, in many cases, not been fully implemented. The Company does not expect these state laws to have a material adverse effect on the operations of the Company.

COMPETITION

     The Company's business is highly competitive. In each of its markets, the Company competes directly with a number of national, regional and local drug store chains, independent drug stores, deep discount drug stores, supermarkets, combination food and drug stores, discount department stores, mass merchandisers and other retail stores and mail order operations. Certain of these competitors have financial resources that are substantially greater than those of the Company. Competition among drug stores generally takes the form of price competition, store location, product selection and customer service. The Home Health Care Center stores compete with certain chain operations and independent single unit stores.

EMPLOYEES

     As of January 28, 1995, the Company employed approximately 5,700 persons. The Company believes that its relationship with its employees is good.

ITEM 2.  PROPERTIES.

PROPERTIES

     The Company owns the furniture and fixtures in each of its stores. However, with the exception of one store owned by the Company, the Company leases the land and buildings for all of its stores under leases with terms of typically between 15 to 20 years and renewal provisions for additional terms. The leases provide for the payment of either a fixed rental or a fixed rental plus a percentage of gross sales in excess of a specified amount. Certain of the leases also provide for the payment by the Company of increases in real estate taxes and insurance premiums. Big B is continuing to make lease payments under leases for certain store locations at which the Company's drug stores have been closed. No single lease is material to the Company's operations.

     The Company's distribution facility and executive offices are located in a single 440,000 square foot facility on a 30-acre site in Birmingham, Alabama. The Company leases the facility from the Industrial

Development Board of the City of Bessemer, pursuant to a lease entered into in connection with the issuance of industrial revenue bonds. The Company has guaranteed to the bondholders the payment of the principal and interest on the bonds. The lease has a primary term of 30 years, and Big B is entitled to renew the lease for an additional 10-year term. Upon the expiration of the lease term, Big B has the right to purchase the entire property for a nominal consideration. Big B utilizes approximately 26,000 square feet of the facility as its corporate headquarters and the remainder as its primary warehouse facility and distribution center.

ITEM 3.  LEGAL PROCEEDINGS.

     There are no material, pending legal proceedings, other than ordinary, routine litigation incidental to the business, to which Big B is a party or of which any of its property is the subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Big B, Inc. did not submit any matters to a vote of its security holders during the fourth quarter of its fiscal year ended January 28, 1995.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock is traded in the over-the-counter market and is quoted on the Nasdaq National Market under the symbol BIGB. The following table sets forth, for the fiscal periods indicated, the reported high and low closing sale prices, as reported by the Nasdaq National Market.

                                                                               HIGH        LOW
                                                                              -------    -------
FISCAL 1994
First quarter (ended May 8, 1993)..........................................   $11        $ 8 3/8
Second quarter (ended July 29, 1993).......................................    10 3/16     9 1/16
Third quarter (ended October 23, 1993).....................................    12 3/4      9 3/16
Fourth quarter (ended January 29, 1994)....................................    13 3/8     10 1/2
FISCAL 1995
First quarter (ended May 7, 1994)..........................................    12 1/2      9 7/8
Second quarter (ended July 30, 1994).......................................    12 1/8     10 5/8
Third quarter (ended October 22, 1994).....................................    12 1/8     10 3/8
Fourth quarter (ended January 28, 1995)....................................    14 1/2     11 1/2
FISCAL 1996
First quarter (through March 17, 1995).....................................    15         13 1/4

     On March 17, 1995, the last sale price, as reported on the Nasdaq National Market, for the Company's Common Stock was $14.125 per share. As of March 17, 1995, there were 2,392 holders of record of the Company's Common Stock.

     The Company paid dividends of $.03 per share on its Common Stock for each quarter of fiscal 1994 and $.04 per share on its Common Stock for each of the first three quarters of fiscal 1995. The Board of Directors has approved the payment of a dividend of $.04 per share for the fourth quarter of fiscal 1995 payable on April 7, 1995 to shareholders of record on March 24, 1995. The Company's current revolving credit facility agreement limits the Company's annual dividends to 50% of net income (as defined in the agreement). The Company intends to continue its policy of paying quarterly cash dividends. Future cash dividends, however, will be dependent upon the Company's earnings, financial condition and other relevant factors.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following table sets forth selected financial data for each of the Company's most recent five fiscal years. The selected financial data in the table are derived from the financial statements of the Company, which have been audited by Arthur Andersen LLP, independent public accountants. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Financial Statements and Notes thereto.

                                                                                 FISCAL YEARS ENDED
                                                         -------------------------------------------------------------------
                                                         FEBRUARY 2,   FEBRUARY 1,   JANUARY 30,   JANUARY 29,   JANUARY 28,
                                                            1991          1992          1993          1994          1995
                                                         -----------   -----------   -----------   -----------   -----------
                                                                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA:
Net sales..............................................  $  463,689    $  487,890    $  502,712    $  595,712    $  668,205
Cost of products sold, including warehouse expense.....     328,423       341,371       349,594       412,560       460,925
                                                         -----------   -----------   -----------   -----------   -----------
Gross profit...........................................     135,266       146,519       153,118       183,152       207,280
Store operating, selling and administrative expenses...     122,971       122,529       127,530       151,072       166,670
Depreciation and amortization..........................       7,227         8,180         8,050         9,632        11,209
                                                         -----------   -----------   -----------   -----------   -----------
Income from operations.................................       5,068        15,810        17,538        22,448        29,401
Loss on sale and disposition of property, net..........         328           210            95           257         1,214
Interest expense.......................................       7,382         5,660         3,582         3,909         4,435
Interest income........................................         (81)         (139)          (89)         (152)          (23)
                                                         -----------   -----------   -----------   -----------   -----------
Income (loss) before income taxes......................       (2,561)      10,079        13,950        18,434        23,775
Provision (credit) for income taxes....................       (1,096)       3,537         4,745         6,682         8,678
                                                         -----------   -----------   -----------   -----------   -----------
Net income (loss)......................................  $    (1,465)  $    6,542    $    9,205    $   11,752    $   15,097
                                                         ==========    ==========    ==========    ==========    ==========
PER COMMON SHARE DATA:
Net income (loss)
  Primary(1)...........................................  $     (0.10)  $     0.43    $     0.60    $     0.76    $     0.97
  Fully diluted(2).....................................  $     (0.10)  $     0.43    $     0.60    $     0.72    $     0.89
Dividends..............................................  $      0.06   $     0.06    $     0.10    $     0.12    $     0.15
Weighted average number of common shares outstanding
  Primary(1)...........................................  15,060,442    15,293,706    15,375,766    15,471,402    15,561,205
  Fully diluted(2).....................................  15,060,442    15,293,706    15,375,766    18,301,980    18,921,613
OPERATING DATA(3):
Number of stores at end of period......................         310           304           304           354           367
Average net sales per store(4).........................  $    1,496    $    1,605    $    1,654    $    1,683    $    1,821
Average gross profit per store(4)......................  $      436    $      482    $      504    $      517    $      565
Comparable store sales percentage increase(5)..........         7.9%          4.6%          3.1%          8.3%          7.1%
Prescription sales as a percentage of net sales........        41.7%         43.4%         44.4%         46.7%         49.1%

                                                         FEBRUARY 2,   FEBRUARY 1,   JANUARY 30,   JANUARY 29,   JANUARY 28,
                                                            1991          1992          1993          1994          1995
                                                         -----------   -----------   -----------   -----------   -----------
BALANCE SHEET DATA:
Working capital........................................  $   73,956    $   61,210    $   85,277    $  107,165    $  120,670
Total assets...........................................     190,449       179,774       181,915       233,100       273,492
Long-term debt and capitalized lease obligations.......      56,098        31,854        40,618        63,476        74,268
Shareholders' investment...............................      67,717        74,297        82,470        93,105       106,733

- ---------------

(1) Primary net income (loss) per common share was computed by dividing net income by weighted average number of primary shares of common stock outstanding during the periods. Outstanding stock options are common stock equivalents but were excluded from the primary net income per common share computations as their effect was not material.
(2) Fully diluted net income (loss) per common share was determined on the assumption that all convertible subordinated debentures were converted and all stock options outstanding were exercised. Conversion was assumed during the portion of each period that the debentures and the options were outstanding. For the debentures, net income was adjusted for interest, net of the income tax effects; for stock options, outstanding shares were decreased by the number of shares that could have been purchased with the proceeds from the exercise, using the end of the period price.
(3) For purposes of calculating operating data, stores include Big B Home Health Care Centers.
(4) Averages are computed based on the number of stores open at the end of period.
(5) The comparable store sales percentage increases are computed on the basis of quarterly sales for stores that were open for full quarters in the applicable fiscal year and the prior fiscal year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     The Company was organized in 1972 and operates a chain of 367 stores in the southeastern United States. The Company operates 339 conventional drug stores under the "Big B Drugs" format and 23 deep discount drug stores under the "Drugs for Less" format. The Company also operates five home healthcare stores under the name "Big B Home Health Care Centers." All of the Company's stores are served by an approximately 440,000 square foot distribution center located in Birmingham, Alabama.

     The Company has increased net sales primarily in three ways. First, the Company attempts to achieve sales growth in existing stores by monitoring product mix, by effective promotional advertising, by marketing to third-party payment plans and by acquiring the inventory and prescription files of individual competitor drug stores to be consolidated into the Company's existing stores. Comparable store sales increased 7.1% in fiscal 1995, 8.3% in fiscal 1994 and 3.1% in fiscal 1993. Second, the Company increases sales through the opening of new stores. Generally, the Company works with commercial retail developers who develop the stores and lease them to the Company. The Company opened 16 new stores in fiscal 1995, ten in fiscal 1994, and six in fiscal 1993. Third, the Company from time-to-time makes strategic acquisitions of chains of stores in order to penetrate new markets or to increase concentration in existing markets. The Company acquired 13 stores in Alabama from the Jack Eckerd Corporation in fiscal 1989, 85 stores from The Reed Drug Company in fiscal 1990 (including 65 stores in metropolitan Atlanta), eight stores, primarily in Alabama, from Revco, D.S., Inc. in fiscal 1991, and certain assets of 45 Treasury drug stores located principally in metropolitan Atlanta in fiscal 1994. Each of these acquisitions has positively impacted the Company's results of operations, except the Reed acquisition which, as a result of certain inefficiencies subsequently corrected, negatively impacted fiscal 1990 and fiscal 1991 results of operations. Historically, the Company has financed its expansion from internally generated cash flow, the net proceeds of securities offerings and borrowed funds.

     Prescription drug sales have grown as a percentage of net sales, increasing to 49.1% in fiscal 1995 from 46.7% in fiscal 1994 and 44.4% in fiscal 1993. The Company believes prescription drug sales as a percentage of total sales will continue to increase as a result of increased participation by the Company in third-party payment plans, the demographic trend towards an aging population and the continued development of new pharmaceutical products. The growth of third-party payment plans (including insurance companies, HMOs, PPOs, other managed care providers and government agencies) and the Company's direct marketing program to employers have put increasing downward pressure on prices for prescription drugs and, therefore, the Company's gross margin on prescription drug sales. The Company expects the downward pressure on margins to be offset by increased sales, buying arrangements, operating efficiencies in the filling of prescriptions expected from new technology, the automation of reconciliation and collection of third-party payment plan receivables, and increased efficiencies at the Company's distribution center.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentages of net sales represented by certain items in the Company's statements of operations:

                                                                      FISCAL YEARS ENDED
                                                            ---------------------------------------
                                                            JANUARY 30,   JANUARY 29,   JANUARY 28,
                                                               1993          1994          1995
                                                            -----------   -----------   -----------
    Net sales.............................................     100.0%        100.0%        100.0%
    Cost of products sold, including warehouse expense....      69.5          69.3          69.0
                                                            -----------   -----------   -----------
      Gross profit........................................      30.5          30.7          31.0
    Store operating, selling and administrative
      expenses............................................      25.4          25.4          24.9
    Depreciation and amortization.........................       1.6           1.6           1.7
                                                            -----------   -----------   -----------
      Income from operations..............................       3.5           3.7           4.4
    Loss on sale and disposition of property, net.........       0.0           0.0           0.1
    Interest expense, net.................................       0.8           0.7           0.7
                                                            -----------   -----------   -----------
      Income before income taxes..........................       2.7           3.0           3.6
    Provision for income taxes............................       0.9           1.1           1.3
                                                            -----------   -----------   -----------
      Net income..........................................       1.8%          1.9%          2.3%
                                                            ========      ========      ========

  Net Sales

     Net sales for fiscal 1995 increased 12.2% to $668.2 million from $595.7 million in fiscal 1994. The increase in net sales for the year resulted primarily from sales increases in existing stores. Comparable store sales increased 7.1% during the year ended January 28, 1995. Net sales also were positively impacted by the addition of new stores. The Company operated 354 stores at January 29, 1994, compared to 367 stores operated at January 28, 1995.

     Net sales increased 18.5% to $595.7 million in fiscal 1994 from $502.7 million in fiscal 1993. The increase in net sales in fiscal 1994 was the result of an increase in comparable store sales of 8.3% and sales attributable to 55 new stores opened or acquired, including 45 Treasury stores added in fiscal 1994.

  Store Costs and Expenses

     Cost of products sold, including warehouse expense, as a percentage of net sales declined slightly to 69.0% in fiscal 1995 from 69.3% in fiscal 1994 and 69.5% in fiscal 1993. The declines in cost of products sold as a percentage of net sales resulted primarily from improved distribution center efficiencies.

     Store operating, selling and administrative expenses as a percentage of net sales declined to 24.9% in fiscal 1995 from 25.4% in fiscal years 1993 and 1994. The decrease in fiscal 1995 was due to growth in the Company's net sales and continued expense controls.

     Depreciation and amortization as a percentage of net sales increased slightly in fiscal 1995 to 1.7% from 1.6% in fiscal years 1994 and 1993. The slight increase in fiscal 1995 was due to the completion of an enhanced point-of-sale system at a cost of approximately $9.0 million and modest store expansion.

  Loss on Sale and Disposition of Property

     Loss on the disposal of property was $1.2 million, $0.3 million, and $0.1 million in fiscal years 1995, 1994, and 1993, respectively. The increase in fiscal 1995 was due to the disposal of the old register systems upon the installation of a new point-of-sale system for all of the Company's stores. The Company does not expect the installation of the enhanced pharmacy computer system in fiscal 1996 to result in any significant loss on sale or disposition of property.

  Interest Expense

     Interest expense during the periods related primarily to a $40.3 million
6 1/2% convertible subordinated debenture offering in fiscal 1994, a revolving credit facility and a bank line of credit. Interest expense increased to $4.4 million in fiscal 1995 from $3.9 million in fiscal 1994. This increase was due primarily to higher short term borrowings and generally higher interest rates during the period. Interest expense remained relatively stable in fiscal 1994 at $3.9 million compared to fiscal 1993 at $3.6 million.

  Provision for Income Taxes

     The Company's effective tax rate was 37% in fiscal 1995, 36% in fiscal 1994 and 34% in fiscal 1993. The tax rate in fiscal 1995 and 1994 remained relatively stable. The increase from fiscal 1993 to fiscal 1994 was due to the Omnibus Budget Reconciliation Act of 1993 which increased the maximum corporate federal income tax rate to 35%. This increased the fiscal 1994 tax provision on current year earnings and also required an additional tax provision to properly state the cumulative deferred tax liability at the newly enacted rate.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's capital requirements relate primarily to opening and stocking new stores, acquiring stores, and refurbishing existing stores. Capital is also required to support inventory for the Company's existing stores. Historically, the Company has been able to lease its store locations and has financed its expansion and operations from internally generated cash flows, the net proceeds of securities offerings and borrowed funds. Currently, the Company owns the land and buildings of only one of its drug stores.

     Net cash provided by operations was $13.8 million, $1.1 million, and $12.8 million in fiscal 1995, 1994 and 1993, respectively. These amounts primarily represent net income adjusted for the non-cash charges of depreciation and amortization, provisions for losses on receivables and provisions to value inventories at LIFO cost. The substantial decline for fiscal 1994 resulted from increases in inventories.

     Net cash used in investing activities was $22.6 million, $19.5 million, and $5.4 million in fiscal 1995, 1994 and 1993, respectively. These amounts primarily reflect capital expenditures for new stores as well as continued improvements to existing stores and the Company's distribution center. In fiscal 1994, $16.5 million of the $19.5 million represented the net cash payment for the Treasury acquisition.

     In fiscal 1995, net cash provided by financing activities was $12.4 million and consisted of $15.6 million in net borrowings under line of credit agreements, $.3 million in proceeds from the issuance of long-term debt, offset by $2.3 million of dividends paid, and $1.2 million in principal payments on long-term debt and capital lease obligations. In fiscal 1994, net cash provided by financing activities was $17.8 million and consisted of a $40.3 million
6 1/2% convertible subordinated debenture offering, offset by $19.1 million of net line of credit repayments, $1.8 million of dividends paid, and $1.6 million in principal payments on long-term debt and capital lease obligations. In fiscal 1993, net cash used in financing activities was $6.6 million and consisted of $21.9 million in principal payments on long-term debt and capital lease obligations, $1.5 million in dividends paid, offset by $16.8 million in net borrowings under line of credit agreements.

     In fiscal 1993, certain debt was refinanced from funds borrowed under a new revolving credit facility. At January 28, 1995, $21.7 million was outstanding under this facility, which has a maximum borrowing capacity of $50.0 million. The Company also had $7.0 million outstanding at January 28, 1995 under a $15.0 million unsecured bank line of credit which is renewable annually on June 1. Borrowings under the Company's credit facilities bear interest at variable rates. As of January 28, 1995, the interest rates under the revolving credit facility and bank line of credit were 6.0% and 6.25% per annum, respectively.

     The Company plans to open 20 to 25 new stores in fiscal year 1996 and 25 to 30 new stores in fiscal year 1997 at an anticipated aggregate capital outlay of $8.0 to $10.0 million and $10.0 to $12.0 million, respectively. Most of the new stores will be Big B Drugs stores. The cost of fixtures, equipment and inventory to open a new drug store is approximately $400,000 for a Big B Drugs store and approximately $1.1 million for a Drugs for Less store. Additionally, in fiscal 1996, the Company plans to install an enhanced pharmacy computer system at a cost of approximately $10.0 million. The Company believes that internally generated funds, the proceeds from this offering, and borrowings on its line of credit and revolving credit facility will be adequate to fund the capital requirements noted above.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of
Big B, Inc.:

     We have audited the accompanying consolidated balance sheets of BIG B, INC. (an Alabama corporation) and subsidiaries as of January 29, 1994 and January 28, 1995 and the related consolidated statements of operations, shareholders' investment, and cash flows for each of the three fiscal years in the period ended January 28, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Big B, Inc. and subsidiaries as of January 29, 1994 and January 28, 1995 and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 28, 1995 in conformity with generally accepted accounting principles.

     We have also audited, in accordance with generally accepted auditing standards, the consolidated balance sheets as of February 2, 1991, February 1, 1992, and January 30, 1993, and the related consolidated statements of operations, shareholders' investment, and cash flows for each of the two fiscal years in the period ended February 1, 1992 (none of which are presented herein), and have expressed unqualified opinions on those financial statements. In our opinion, the information set forth in "Selected Financial Data" under the captions "Statements of Operations Data, " "Per Common Share Data" and "Balance Sheet Data" for each of the five fiscal years in the period ended January 28, 1995, appearing on page 10, is fairly stated, in all material respects, in relation to the financial statements from which it has been derived.

                                          ARTHUR ANDERSEN LLP

Birmingham, Alabama
March 10, 1995

                                  BIG B, INC.

                          CONSOLIDATED BALANCE SHEETS
                     JANUARY 29, 1994 AND JANUARY 28, 1995

                                                                      1994             1995
                                                                  ------------     ------------
ASSETS
CURRENT ASSETS:
  Cash and temporary cash investments...........................  $    419,000     $  4,076,000
  Accounts receivable, net (Notes 1 and 2)......................    18,332,000       20,317,000
  Inventories (Notes 1 and 2)...................................   146,495,000      169,473,000
  Prepaid expenses and other....................................     5,026,000        3,750,000
  Deferred income taxes, net (Notes 1 and 9)....................     2,100,000        2,146,000
                                                                  ------------     ------------
          Total current assets..................................   172,372,000      199,762,000
                                                                  ------------     ------------
PROPERTY AND EQUIPMENT (Notes 1 and 2):
  Land..........................................................       958,000          958,000
  Buildings.....................................................     7,942,000        9,114,000
  Store fixtures and equipment..................................    65,874,000       81,393,000
  Warehouse and office equipment................................    11,181,000       12,692,000
  Leaseholds and leasehold improvements.........................    10,902,000       11,345,000
                                                                  ------------     ------------
                                                                    96,857,000      115,502,000
  Less accumulated depreciation and amortization................   (42,130,000)     (49,774,000)
                                                                  ------------     ------------
                                                                    54,727,000       65,728,000
  Investment in property under capital leases, net (Note 3).....       969,000        1,316,000
                                                                  ------------     ------------
                                                                    55,696,000       67,044,000
                                                                  ------------     ------------
OTHER ASSETS (Note 1)...........................................     5,032,000        6,686,000
                                                                  ------------     ------------
                                                                  $233,100,000     $273,492,000
                                                                   ===========      ===========
LIABILITIES AND SHAREHOLDERS' INVESTMENT
CURRENT LIABILITIES:
  Current maturities of long-term debt and capitalized lease
     obligations (Notes 2 and 3)................................  $    903,000     $  1,028,000
  Notes payable to banks (Note 2)...............................     2,400,000        7,000,000
  Accounts payable..............................................    48,364,000       56,071,000
  Accrued payroll and related expenses..........................     7,214,000        7,220,000
  Other accrued expenses........................................     5,026,000        6,327,000
  Accrued income taxes (Notes 1 and 9)..........................     1,300,000        1,446,000
                                                                  ------------     ------------
          Total current liabilities.............................    65,207,000       79,092,000
                                                                  ------------     ------------
NONCURRENT LIABILITIES:
  Long-term debt (Note 2).......................................    62,450,000       72,986,000
  Capitalized lease obligations (Note 3)........................     1,026,000        1,282,000
  Deferred income taxes, net (Notes 1 and 9)....................     5,560,000        6,653,000
  Deferred compensation (Note 4)................................     1,079,000        1,205,000
  Other.........................................................     4,673,000        5,541,000
                                                                  ------------     ------------
                                                                    74,788,000       87,667,000
                                                                  ------------     ------------
COMMITMENTS AND CONTINGENCIES (Notes 2, 3, 4, 6, 7, and 8)
SHAREHOLDERS' INVESTMENT (Notes 1, 2, 5, and 6):
  Common stock, $.001 par value; 40,000,000 shares authorized;
     15,586,575 shares issued and outstanding in 1995 and
     15,503,797 shares issued and outstanding in 1994...........        16,000           16,000
  Paid-in capital...............................................    34,462,000       35,327,000
  Retained earnings.............................................    58,627,000       71,390,000
                                                                  ------------     ------------
          Total shareholders' investment........................    93,105,000      106,733,000
                                                                  ------------     ------------
                                                                  $233,100,000     $273,492,000
                                                                   ===========      ===========

   The accompanying notes are an integral part of these consolidated balance sheets.

                                  BIG B, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
 FOR THE FISCAL YEARS ENDED JANUARY 30, 1993, JANUARY 29, 1994 AND JANUARY 28,
                                      1995

                                                           1993           1994           1995
                                                       ------------   ------------   ------------
                                                        (52 WEEKS)     (52 WEEKS)    (52 WEEKS)
Net sales............................................  $502,712,000   $595,712,000   $668,205,000
Cost of products sold, including warehouse expense...   349,594,000    412,560,000    460,925,000
                                                       ------------   ------------   ------------
     Gross profit....................................   153,118,000    183,152,000    207,280,000
Store operating, selling and administrative
  expenses...........................................   127,530,000    151,072,000    166,670,000
Depreciation and amortization........................     8,050,000      9,632,000     11,209,000
                                                       ------------   ------------   ------------
     Income from operations..........................    17,538,000     22,448,000     29,401,000
Loss on sale and disposition of property, net........        95,000        257,000      1,214,000
Interest expense.....................................     3,582,000      3,909,000      4,435,000
Interest income......................................       (89,000)      (152,000)       (23,000)
                                                       ------------   ------------   ------------
     Income before income taxes......................    13,950,000     18,434,000     23,775,000
Provision for income taxes (Notes 1 and 9)...........     4,745,000      6,682,000      8,678,000
                                                       ------------   ------------   ------------
     Net income......................................  $  9,205,000   $ 11,752,000   $ 15,097,000
                                                        ===========    ===========    ===========
Net income per common share (Note 1):
  Primary............................................  $       0.60   $       0.76   $       0.97
  Fully diluted......................................          0.60           0.72           0.89
                                                        ===========    ===========    ===========
Average common shares and equivalents outstanding
  (Note 1):
  Primary............................................    15,375,766     15,471,402     15,561,205
  Fully diluted......................................    15,375,766     18,301,980     18,921,613
                                                        ===========    ===========    ===========

 The accompanying notes are an integral part of these consolidated statements.

                                  BIG B, INC.

              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
 FOR THE FISCAL YEARS ENDED JANUARY 30, 1993, JANUARY 29, 1994, AND JANUARY 28,
                                      1995

                                                  COMMON STOCK
                                             -----------------------
                                             NUMBER OF                    PAID-IN       RETAINED
                                               SHARES       AMOUNT        CAPITAL       EARNINGS
                                             ----------    ---------    -----------    -----------
BALANCE, February 1, 1992..................   7,670,321    $  77,000    $33,234,000    $40,986,000
  Net income...............................           0            0              0      9,205,000
  Cash dividends ($.10 per share)..........           0            0              0     (1,537,000)
  Exercise of stock options (Note 5).......      18,089            0        245,000              0
  Common stock issued to 401(k) profit
     sharing plan (Note 4).................      20,000            0        260,000              0
                                             ----------    ---------    -----------    -----------
BALANCE, January 30, 1993..................   7,708,410       77,000     33,739,000     48,654,000
  Net income...............................           0            0              0     11,752,000
  Cash dividends ($.12 per share)..........           0            0              0     (1,779,000)
  Exercise of stock options (Note 5).......      33,061        1,000        266,000              0
  Common stock issued to 401(k) profit
     sharing plan (Note 4).................      20,000            0        395,000              0
  Issuance of shares in connection with a
     two-for-one stock split (Note 1)......   7,742,326       78,000        (78,000)             0
  Effect of recapitalization (Note 1)......           0     (140,000)       140,000              0
                                             ----------    ---------    -----------    -----------
BALANCE, January 29, 1994..................  15,503,797       16,000     34,462,000     58,627,000
  Net income...............................           0            0              0     15,097,000
  Cash dividends ($.15 per share)..........           0            0              0     (2,334,000)
  Exercise of stock options (Note 5).......      27,778            0        267,000              0
  Common stock issued to 401(k) profit
     sharing plan (Note 4).................      55,000            0        598,000              0
                                             ----------    ---------    -----------    -----------
BALANCE, January 28, 1995..................  15,586,575    $  16,000    $35,327,000    $71,390,000
                                             ==========    =========     ==========     ==========

 The accompanying notes are an integral part of these consolidated statements.

                                  BIG B, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
 FOR THE FISCAL YEARS ENDED JANUARY 30, 1993, JANUARY 29, 1994, AND JANUARY 28,
                                      1995

                          INCREASE (DECREASE) IN CASH

                                                                       1993          1994          1995
                                                                    -----------   -----------   -----------
                                                                     (52 WEEKS)    (52 WEEKS)    (52 WEEKS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income......................................................  $ 9,205,000   $11,752,000   $15,097,000
                                                                    -----------   -----------   -----------
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization.................................    8,050,000     9,632,000    11,209,000
    Provision (credit) for deferred income taxes..................        3,000      (532,000)    1,047,000
    Provision for losses on receivables...........................    7,266,000     6,211,000     8,713,000
    Provision to value inventories at LIFO cost...................    1,368,000     1,449,000       303,000
    Loss on sale and disposition of property, net.................       95,000       257,000     1,214,000
    Provision for nonqualified stock options......................      231,000       345,000       433,000
    Provision for deferred compensation...........................      273,000       193,000       126,000
    Recognition of deferred gains.................................      (29,000)      (41,000)      (52,000)
    Changes in assets and liabilities:
      Increase in receivables.....................................   (6,810,000)  (12,201,000)  (10,698,000)
      (Increase) decrease in refundable income taxes..............     (441,000)      441,000             0
      Increase in inventories.....................................   (2,513,000)  (33,322,000)  (23,281,000)
      Increase in other assets....................................     (890,000)   (4,187,000)     (796,000)
      Increase (decrease) in accounts payable.....................   (4,905,000)   15,612,000     7,707,000
      Increase (decrease) in accrued income taxes.................   (2,130,000)    1,300,000       146,000
      Increase (decrease) in other liabilities....................    4,009,000     4,196,000     2,659,000
                                                                    -----------   -----------   -----------
           Total adjustments......................................    3,577,000   (10,647,000)   (1,270,000)
                                                                    -----------   -----------   -----------
         Net cash provided by operating activities................   12,782,000     1,105,000    13,827,000
                                                                    -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures............................................   (5,459,000)  (20,098,000)  (22,685,000)
  Proceeds from sale of property..................................       18,000       580,000       109,000
                                                                    -----------   -----------   -----------
         Net cash used in investing activities....................   (5,441,000)  (19,518,000)  (22,576,000)
                                                                    -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt........................            0    40,250,000       375,000
  Net (repayments) borrowings under line of credit agreements.....   16,758,000   (19,058,000)   15,600,000
  Principal payments under long-term debt and capital lease
    obligations...................................................  (21,871,000)   (1,608,000)   (1,235,000)
  Proceeds from issuance of common stock..........................       12,000         4,000             0
  Dividends paid..................................................   (1,537,000)   (1,779,000)   (2,334,000)
                                                                    -----------   -----------   -----------
         Net cash provided by (used in) financing activities......   (6,638,000)   17,809,000    12,406,000
                                                                    -----------   -----------   -----------
NET INCREASE (DECREASE) IN CASH AND TEMPORARY CASH INVESTMENTS....      703,000      (604,000)    3,657,000
CASH AND TEMPORARY CASH INVESTMENTS AT BEGINNING OF YEAR..........      320,000     1,023,000       419,000
                                                                    -----------   -----------   -----------
CASH AND TEMPORARY CASH INVESTMENTS AT END OF YEAR................  $ 1,023,000   $   419,000   $ 4,076,000
                                                                    ============  ============  ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest......................................................  $ 3,684,000   $ 3,094,000   $ 4,903,000
    Income taxes, net of refunds received.........................    7,313,000     5,473,000     7,485,000
                                                                    ============  ============  ============
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
  Noncash consideration of stock issued under stock option plans
    (Note 5)......................................................  $   233,000   $   263,000   $   267,000
  Stock issued to benefit plans...................................      260,000       395,000       598,000
  Capital lease transactions......................................      191,000       380,000       777,000
                                                                    ============  ============  ============

 The accompanying notes are an integral part of these consolidated statements.

                                  BIG B, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Business

     Big B, Inc. and subsidiaries (the "Company") operates a chain of retail drug stores and stores that sell and rent medical equipment for home use. The Company's fiscal year ends on the Saturday closest to January 31 of each year.

  Principles of Consolidation

     The consolidated financial statements of the Company include its accounts and the accounts of all wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

  Accounts Receivable

     The Company uses the allowance method of accounting for uncollectible accounts. Accounts receivable are stated net of an allowance for uncollectible accounts of $975,000 and $987,000 as of January 28, 1995 and January 29, 1994, respectively. A majority of the Company's accounts receivable are due from third party providers (various insurance companies and governmental agencies) under third party payment plans. As is industry practice, these receivables are uncollateralized.

  Inventories

     Substantially all inventories are valued at last-in, first-out cost, which is not in excess of market. Under the first-in, first-out cost method of accounting, inventories would have been $22,080,000 and $21,777,000 higher than reported at January 28, 1995 and January 29, 1994, respectively.

  Property and Equipment

     Property and equipment are recorded at cost. Depreciation is provided on a straight-line basis over the estimated service lives of depreciable assets (40 years for buildings, 10 years for store fixtures and equipment, and three to 10 years for other equipment) or, in the case of leaseholds and leasehold improvements, 10 to 15 years or over the lives of the respective leases, if shorter. Properties included in the financial statements under capital leases are amortized over the related lease terms. Maintenance and repairs are charged to expense as incurred; expenditures for renewals and betterments are capitalized. When assets are retired or otherwise disposed of, the property accounts are relieved of costs and accumulated depreciation and any resulting gain or loss is credited or charged to income.

  Intangibles

     Other assets include an intangible estimated for "pharmacist work force in place" that is being amortized on a straight-line basis over seven years and goodwill that is being amortized on a straight-line basis over 40 years. Intangibles are shown net of accumulated amortization of $1,375,000 and $1,160,000 as of January 28, 1995 and January 29, 1994, respectively.

  Insurance

     The company is self insured for its health and dental programs and workers compensation in certain states. Stop loss insurance coverage is maintained. Management believes its reserves for claims reported and claims incurred but not reported is adequate.

  Income Taxes

     Deferred income taxes for fiscal 1995 and 1994 reflect the impact of "temporary differences" between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by the tax laws and regulations. Income taxes were provided in fiscal 1994 using the asset and liability method prescribed by Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which

                                  BIG B, INC.

the Company adopted in 1994. Income taxes provided in years prior to fiscal 1994 using the asset and liability method prescribed by SFAS No. 96 were not restated. The effect of the change in accounting method on the financial statements of the Company was not material.

  Net Income Per Common Share

     Primary net income per common share was computed by dividing net income by the weighted average number of primary shares of common stock outstanding during the periods. Outstanding stock options are common stock equivalents but were excluded from the primary net income per common share computations as their effect was not material. Fully diluted net income per common share was determined on the assumption that all convertible subordinated debentures were converted and all stock options outstanding were exercised. Conversion was assumed during the portion of each period that the debentures and the options were outstanding. For the debentures, net income was adjusted for interest, net of income tax effects; for the stock options, outstanding shares were decreased by the number of shares that could have been purchased with the proceeds from the exercise, using the end of the period market price.

  Shareholders' Investment Transactions

     On September 7, 1993, the Company's Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend which was distributed on October 1, 1993 to holders of record on September 17, 1993. The par value of the additional 7,742,326 shares of common stock issued in connection with the stock split was credited to common stock and a like amount charged to paid-in capital. All references in the financial statements to average common shares and equivalents outstanding and related prices, net income per common share, dividend amounts per share, and stock option plan data have been restated to reflect the stock split.

     In November 1993, the Company's shareholders approved a Plan of Recapitalization (the "Recapitalization"). The Recapitalization became effective November 17, 1993. On the effective date, the number of shares authorized increased from 20,000,000 shares to 40,000,000 shares and par value was decreased from $.01 per share to $.001 per share. The Recapitalization authorized the designation of the outstanding shares of $.01 par value common stock as $.001 par value common stock until replaced by new $.001 par value common stock through the ordinary course of reissuance through sales and other transfers. The decrease in par value of the outstanding shares on the effective date was charged to common stock and a like amount credited to paid-in capital.

  Consolidated Statements of Cash Flows

     For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments to be temporary cash investments.

  Fair Value of Financial Instruments

     The Company has evaluated fair values of its financial instruments based on the current interest rate environment and current pricing of debt instruments with comparable terms and has addressed the fair value of debt in the debt disclosure (see Note 2). The carrying value of other financial instruments are considered to approximate fair value.

  Prior Year Reclassifications

     Certain prior year amounts have been reclassified to conform to the current year presentation.

                                  BIG B, INC.

2. DEBT:

     Long-term debt consists of the following at January 29, 1994 and January 28, 1995:

                                                                   1994            1995
                                                                -----------     -----------
    Convertible Subordinated Debentures, interest at 6.5%,
      principal due on March 15, 2003, interest payable
      semiannually on each March 15 and September 15..........  $40,250,000     $40,250,000
    Notes payable to commercial banks:
      Revolving Credit Facility, interest at variable rates
         (ranging from 5.9% to 6.1% at January 28, 1995)
         payable monthly, principal due September 1996,
         collateralized by receivables and inventories........   10,700,000      21,700,000

      Term loan, interest at 7.3%, payable monthly, principal
         due April 1999, collateralized by certain property
         and equipment........................................            0         311,000
    Industrial Development Revenue Bonds, Series B, interest
      at variable rates (6.1% at January 28, 1995), principal
      due on May 1, 2005, interest payable quarterly, secured
      by a letter of credit...................................    8,000,000       8,000,000
    Industrial Development Revenue Bonds, Series A, interest
      at variable rates (5.8% at January 28, 1995), due in
      quarterly installments of $175,000 plus interest through
      December 1, 1999, secured by a letter of credit.........    4,200,000       3,500,000
                                                                -----------     -----------
                                                                 63,150,000      73,761,000
    Less current maturities...................................     (700,000)       (775,000)
                                                                -----------     -----------
                                                                $62,450,000     $72,986,000
                                                                 ==========      ==========

     In March 1993, the Company issued unsecured convertible subordinated debentures (the "Debentures"); net proceeds were $39,043,000. Proceeds of the issuance were used to reduce existing debt, to fund the acquisition of certain assets from certain Thrift Drug Company ("Treasury Drug") stores, to fund the cost of conversion of the Treasury Drug stores to the "Big B" format, and to fund the enhancement of the Company's point of sale system. The Debentures are convertible into common stock at any time prior to redemption or final maturity, initially at the conversion price of $12.20 per share.

     The revolving credit facility consists of a $50,000,000 revolving line of credit supported by a commercial paper program. During fiscal 1995, the Company borrowed $36,700,000 and repaid $25,700,000 under the revolving credit facility.

     The revolving credit facility and both industrial development revenue bond agreements contain restrictive covenants which require the Company to maintain certain financial ratios and minimum levels of tangible net worth; limit capital expenditures, other investments, dividends, stock repurchases and additional debt; and other covenants generally common to such agreements. The Company was in compliance with all such covenants at January 28, 1995.

     The net book value of land, building, and equipment subject to the industrial development revenue bond agreements is approximately $10,090,000 and $11,057,000 at January 28, 1995 and January 29, 1994, respectively.

     Long-term debt maturing in each of the next five fiscal years is as follows: $775,000 in 1996, $22,475,000 in 1997, $775,000 in 1998, $775,000 in
1999, $727,000 in 2000, and $48,234,000 thereafter.

                                  BIG B, INC.

     The Company has a $15,000,000 unsecured bank line of credit which expires in June 1995 (subject to renewal), of which $7,000,000 was outstanding at January 28, 1995. The interest rate on the line of credit was 6.3% at year-end. The maximum and average amounts of borrowings outstanding under this line of credit during fiscal 1995 were $17,800,000 and $9,808,000, respectively. The weighted average interest rate on these borrowings during fiscal 1995 was 5.4%.

     The estimated fair value of the Company's debt at January 28, 1995 was $69,000,000.

3. CAPITALIZED AND OPERATING LEASES:

     The Company has a number of leases for store properties, warehouses and delivery equipment. See Note 7 regarding store leases with related parties. The initial terms of the real property leases will expire within the next 20 years; however, most of the leases have options providing for additional lease terms from five to 25 years at terms substantially the same as the initial terms. It is expected that the real property leases will be renewed upon expiration. The leases for the delivery equipment are from six to ten years, and it is expected that most will be replaced by leases on similar equipment. The Company also rents various items of machinery and equipment on a monthly basis.

     In addition to fixed minimum rentals, many of the Company's leases require contingent rental payments. Contingent rentals for real property leases are on a percentage of sales basis. Contingent rentals for delivery equipment are based on the number of miles driven.

     As required by the provisions of SFAS No. 13, the Company has included in its financial statements those leases which meet the criteria for capitalization. An analysis of the property under capital leases and the related capitalized lease obligations included in the January 29, 1994 and January 28, 1995 balance sheets follows:

                                                                     1994           1995
                                                                  ----------     ----------
    Property under capital leases:
      Real property...........................................    $  630,000     $  630,000
      Delivery equipment......................................     1,341,000      1,646,000
                                                                  ----------     ----------
                                                                   1,971,000      2,276,000
      Less accumulated amortization...........................    (1,002,000)      (960,000)
                                                                  ----------     ----------
                                                                  $  969,000     $1,316,000
                                                                   =========      =========
    Capitalized lease obligations (interest at 9% to 13.5% on
      real property and 10% to 23% on delivery equipment):
      Current.................................................    $  203,000     $  253,000
      Noncurrent..............................................     1,026,000      1,282,000
                                                                  ----------     ----------
                                                                  $1,229,000     $1,535,000
                                                                   =========      =========

                                  BIG B, INC.

     The following is a schedule of future minimum lease payments required under capital leases, together with the present value of the lease payments, and operating leases having initial or remaining noncancelable lease terms in excess of one year at January 28, 1995:

                                                                 OPERATING        CAPITAL
                                                                   LEASES          LEASES
                                                                ------------     ----------
    Fiscal year ending in:
      1996..................................................    $ 20,629,000     $  642,000
      1997..................................................      20,119,000        642,000
      1998..................................................      19,092,000        585,000
      1999..................................................      17,575,000        484,000
      2000..................................................      14,701,000        280,000
      Subsequent............................................      63,648,000        557,000
                                                                ------------     ----------
         Total future minimum lease payments................    $155,764,000      3,190,000
                                                                 ===========
    Less estimated executory costs included in total minimum
      lease payments........................................                       (923,000)
                                                                                 ----------
    Net minimum lease payments..............................                      2,267,000
    Less amount representing interest.......................                       (732,000)
                                                                                 ----------
    Present value of net future minimum lease payments......                     $1,535,000
                                                                                  =========

     Contingent rentals for the preceding capital leases and rental expense for the operating leases are as follows:

                                                                FISCAL YEARS ENDED
                                                      ---------------------------------------
                                                         1993          1994          1995
                                                      -----------   -----------   -----------
    Contingent rentals on capital leases
      Real property.................................  $    63,000   $    19,000   $    22,000
      Delivery equipment............................      692,000       774,000     1,059,000
                                                      -----------   -----------   -----------
                                                      $   755,000   $   793,000   $ 1,081,000
                                                       ==========    ==========    ==========
    Rental expense for operating leases:
      Real property:
         Minimum rentals............................  $17,948,000   $20,241,000   $22,258,000
         Contingent rentals.........................      634,000       806,000       896,000
      Equipment:
         Minimum rentals............................      439,000       513,000       510,000
                                                      -----------   -----------   -----------
                                                      $19,021,000   $21,560,000   $23,664,000
                                                       ==========    ==========    ==========

4. EMPLOYEE BENEFIT PLANS:

     The Company sponsors a defined contribution pension plan known as the Big B, Inc. 401(k) Profit Sharing Plan. The Plan covers substantially all employees that meet certain service and age requirements who are not members of a collective bargaining unit. The Company makes both an annual profit sharing contribution and an annual 401(k) matching contribution up to specified levels as approved, each at the discretion of the Board of Directors.

     The Company has an unfunded deferred compensation agreement with its key officers whereby they or their beneficiaries will be provided specific amounts of annual retirement income for a period of ten years following retirement. The Company is accruing the present value of such retirement benefits from the date of the agreement to the normal retirement date. Assuming retirement at the normal retirement date, the

                                  BIG B, INC.

obligation under this agreement (approximately $8,588,000 in total for all officers covered) would be paid over the ten year period following the date of the officer's retirement.

     Two of the Company's Stores employ union employees. The Company's union employees are covered under a multiemployer defined benefit pension plan administered by the union. The Company is obligated under this plan to make monthly payments of specified amounts for each union employee as provided in the labor contract.

     The Company has an incentive plan covering store management personnel, pharmacists and other key employees. The incentive is paid annually based on achievement of established profit goals.

The expenses applicable to the above plans are as follows:

                                              401(K)        DEFERRED
                                              PROFIT      COMPENSATION
                                           SHARING PLAN       PLAN       UNION PLAN     INCENTIVE PLAN
                                           ------------   ------------   ----------     --------------
     Fiscal years ended:
          1995...........................   $2,200,000      $126,000       $9,000         $2,397,000
          1994...........................    1,800,000       194,000        9,000          2,772,000
          1993...........................    1,558,000       273,000        9,000          1,449,000
                                             =========    ==========     ========         ==========

5. STOCK OPTIONS:

     The Big B, Inc. Employee Stock Option Plan (the "Plan") authorizes the granting of stock options for the purchase of up to 1,000,000 shares of common stock. As of January 28, 1995, a total of 824,397 shares of the Company's authorized and unissued common stock were reserved for future grants under the Plan and options for 104,800 shares were outstanding at that date. Options may be granted to officers or key employees at prices determined by the Board of Directors.

     Options granted prior to fiscal 1989 were granted at a price not less than market value on the date of the grant (incentive) and became exercisable cumulatively at a rate of 25% each year beginning one year after the date of grant, and expire ten years from the date of grant.

     Options granted in fiscal 1992 and 1994 were granted at a price less than market value on the date of grant (nonqualified). Options granted in fiscal 1992 became exercisable upon issuance and expired March 13, 1993. Options granted in fiscal 1994 become exercisable 50% each in February 1994 and February 1995 with all options expiring in May 1995. Compensation expense of $433,000, $345,000, and $231,000 was accrued in fiscal 1995, 1994, and 1993, respectively, and related to the difference in the estimated market value of the stock and the nonqualified option exercise price, including the related tax bonus. Upon exercise of stock options, the excess of the proceeds and accruals over par value is credited to paid-in capital.

     The Company received 14,122 shares, 19,451 shares, and 10,411 shares of stock in lieu of cash for a portion of the exercise price of options exercised in fiscal years 1995, 1994, and 1993, respectively. These shares were immediately reissued upon the exercise of other options.

                                  BIG B, INC.

     Information with respect to stock options is summarized as follows:

                                                                   GRANT DATE
                                                ------------------------------------------------
                                                                               INCENTIVE
                                                    NONQUALIFIED        ------------------------
                                                ---------------------                    APRIL
                                                MARCH 1991   MAY 1993   NOVEMBER 1983     1986
                                                ----------   --------   -------------   --------
    Market price at date of grant.............   $   4.69    $   9.38     $    5.07     $   7.10
                                                =========    ========   ===========     ========
    Average exercise price per share*.........   $   2.50    $   5.00     $    5.07     $   7.10
                                                =========    ========   ===========     ========
    Shares under options outstanding:
      Balance, February 1, 1992...............     36,187           0        17,950       38,000
         Exercised............................    (23,500)          0        (5,000)           0
         Canceled.............................     (1,000)          0             0       (2,000)
                                                ----------   --------   -------------   --------
      Balance, January 30, 1993...............     11,687           0        12,950       36,000
         Granted..............................          0      48,600             0            0
         Effect of two for one stock split....          0      48,600        11,675       32,000
         Exercised............................    (11,687)          0       (23,825)     (17,000)
         Canceled.............................          0           0          (800)           0
                                                ----------   --------   -------------   --------
      Balance, January 29, 1994...............          0      97,200             0       51,000
         Exercised............................          0     (29,900)            0      (12,000)
         Canceled.............................          0      (1,500)            0            0
                                                ----------   --------   -------------   --------
      Balance, January 28, 1995...............          0      65,800             0       39,000
                                                =========    ========   ===========     ========

- ---------------

* Exercise price per share for incentive options equals market price at grant date, except for 14,000 shares in the April 1986 grant having a per share exercise price of $7.80 (110% of market price at grant date).

6. STOCK REDEMPTION AGREEMENT:

     The Company has agreements with two major shareholders/officers under which the Company will, if requested, purchase (at fair market value, as defined) up to a specified maximum amount of the Company's common stock held by them upon their death. The Company's commitment at January 28, 1995, under these agreements is $1,500,000. The Company carries insurance on the lives of the individuals to provide funds with which to meet this commitment.

7. RELATED PARTY TRANSACTIONS:

     The Company leases five stores from a major shareholder and one store from the relative of a major shareholder. Future minimum lease payments under these net operating leases with noncancelable terms in excess of one year aggregate $1,816,000. Minimum lease payments were $266,000 in fiscal 1995, $257,000 in fiscal 1994, and $244,000 in fiscal 1993. No excess rentals were paid in fiscal 1995, 1994, or 1993. In addition, at January 28, 1995, the Company is contingently liable for future minimum lease payments of $1,329,000 on stores sold to a related party in a prior year.

8. LITIGATION:

     Pending legal proceedings not covered by insurance or other indemnity are substantially limited to litigation incidental to the business in which the Company is engaged. In the opinion of management, after consultation with counsel, the ultimate resolution of these matters will not have a material effect on the financial statements of the Company.

                                  BIG B, INC.

9. INCOME TAXES:

     Details of federal and state income tax provisions (credits) are as follows:

                                                            1993         1994         1995
                                                         ----------   ----------   ----------
    Federal:
      Current..........................................  $4,265,000   $6,581,000   $6,590,000
      Deferred*........................................       3,000     (495,000)     904,000
    State:
      Current..........................................     477,000      633,000    1,041,000
      Deferred*........................................           0      (37,000)     143,000
                                                         ----------   ----------   ----------
              Total....................................  $4,745,000   $6,682,000   $8,678,000
                                                          =========    =========    =========
    * Deferred Taxes:
      Depreciation and amortization....................  $  631,000   $  604,000   $1,229,000
      Accrued liabilities..............................     (76,000)    (164,000)     (51,000)
      Reserves for doubtful accounts...................     (86,000)       2,000        5,000
      Deferred compensation............................     (99,000)     (81,000)     (46,000)
      Deferred gains...................................           0     (283,000)     (64,000)
      Inventory........................................           0       (9,000)           0
      Other, net.......................................    (367,000)    (601,000)     (26,000)
                                                         ----------   ----------   ----------
                                                         $    3,000   $ (532,000)  $1,047,000
                                                          =========    =========    =========

     A reconciliation of the statutory federal income tax rate to the Company's effective tax rate is as follows:

                                                               FISCAL YEARS ENDED
                                       ------------------------------------------------------------------
                                               1993                   1994                   1995
                                       --------------------   --------------------   --------------------
                                         AMOUNT     PERCENT     AMOUNT     PERCENT     AMOUNT     PERCENT
                                       ----------   -------   ----------   -------   ----------   -------
Statutory Rate.......................  $4,743,000      34%    $6,452,000      35%    $8,321,000      35%
Increase (decrease) resulting from:
  Effect of state taxes..............     315,000       2        387,000       2        752,000       3
  Other..............................    (313,000)     (2)      (157,000)     (1)      (395,000)     (1)
                                       ----------      --     ----------      --     ----------      --
                                       $4,745,000      34%    $6,682,000      36%    $8,678,000      37%
                                        =========   =====      =========   =====      =========   =====

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes, as determined under enacted tax laws and rates. The financial effect of changes in tax laws or rates is accounted for in the period of enactment.

                                  BIG B, INC.

Significant components of the Company's current and noncurrrent deferred tax assets and liabilities, net as of January 29, 1994 and January 28, 1995 were as follows:

                                                      1994                       1995
                                            ------------------------   ------------------------
                                             CURRENT     NONCURRENT     CURRENT     NONCURRENT
                                            ----------   -----------   ----------   -----------
    Depreciation and amortization.........  $        0   $ 6,195,000   $        0   $ 7,424,000
    Other.................................           0        61,000            0        98,000
                                            ----------   -----------   ----------   -----------
              Deferred tax liabilities....           0     6,256,000            0     7,522,000
                                            ----------   -----------   ----------   -----------
    Accrued liabilities...................   1,359,000             0    1,410,000             0
    Reserves for doubtful accounts........     367,000             0      362,000             0
    Deferred compensation.................           0       402,000            0       448,000
    Deferred gains........................           0       283,000            0       219,000
    Inventory.............................     374,000             0      374,000             0
    Other.................................           0        11,000            0       202,000
                                            ----------   -----------   ----------   -----------
                                             2,100,000       696,000    2,146,000       869,000
    Less valuation allowance..............           0             0            0             0
                                            ----------   -----------   ----------   -----------
              Deferred tax assets.........   2,100,000       696,000    2,146,000       869,000
                                            ----------   -----------   ----------   -----------
              Deferred tax assets
                (liabilities), net........  $2,100,000   $(5,560,000)  $2,146,000   $(6,653,000)
                                             =========    ==========    =========    ==========

                                  BIG B, INC.

SUPPLEMENTARY DATA

                       UNAUDITED QUARTERLY FINANCIAL DATA

                                                                                          NET INCOME PER
                                                                                               SHARE
                                                                                         -----------------
                                                                                                    FULLY
                                                 NET SALES   GROSS PROFIT   NET INCOME   PRIMARY   DILUTED
                                                 ---------   ------------   ----------   -------   -------
FISCAL YEAR ENDED JANUARY 28, 1995:
  First quarter -- 14 weeks....................   $179,315      $54,734        $4,094     $0.26     $0.24
  Second quarter -- 12 weeks...................    145,963       45,181         2,388      0.16      0.15
  Third quarter -- 12 weeks....................    150,143       46,395         1,593      0.10      0.10
  Fourth quarter -- 14 weeks...................    192,784       60,970         7,022      0.45      0.40
                                                 ---------   ------------   ----------   -------   -------
          Total................................  $ 668,205     $207,280      $ 15,097     $0.97     $0.89
                                                  ========    =========      ========    ======     =====

FISCAL YEAR ENDED JANUARY 29, 1994:
  First quarter -- 14 weeks....................  $ 150,793     $ 45,754      $  3,332     $0.22     $0.21
  Second quarter -- 12 weeks...................    131,309       40,742         1,849      0.12      0.12
  Third quarter -- 12 weeks....................    133,670       39,748         1,007      0.07      0.07
  Fourth quarter -- 14 weeks...................    179,940       56,908         5,564      0.35      0.32
                                                 ---------   ------------   ----------   -------   -------
          Total................................  $ 595,712     $183,152      $ 11,752     $0.76     $0.72
                                                  ========    =========      ========    ======     =====

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information set forth under the captions "NOMINEES" and "OFFICERS," appearing in the Big B, Inc. Annual Proxy Statement for the fiscal year ended January 28, 1995, is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information set forth under the captions "BOARD OF DIRECTORS" and "COMPENSATION TO EXECUTIVE OFFICERS," appearing in the Big B, Inc. Annual Proxy Statement for the fiscal year ended January 28, 1995, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information set forth under the captions "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" and "NOMINEES", appearing in the Big B, Inc. Annual Proxy Statement for the fiscal year ended January 28, 1995, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information set forth under the captions "INTEREST OF OFFICERS, DIRECTORS AND OTHERS IN CERTAIN TRANSACTIONS" and "TRANSACTIONS WITH BRUNO'S, INC.", appearing in the Big B, Inc. Annual Proxy Statement for the fiscal year ended January 28, 1995, is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as a part of this report:

     1. Financial Statements

     The following financial statements of Big B, Inc. are filed as a part of this Annual Report:

          Report of Independent Public Accountants

          Consolidated Balance Sheets as of January 29, 1994, and January 28, 1995.

          Consolidated Statements of Operations for Fiscal Years Ended January 30, 1993, January 29, 1994, and January 28, 1995.

          Consolidated Statements of Shareholders' Investment for Fiscal Years Ended January 30, 1993, January 29, 1994, and January 28, 1995.

          Consolidated Statements of Cash Flows for Fiscal Years Ended January 30, 1993, January 29, 1994, and January 28, 1995.

          Notes to Financial Statements

          Unaudited Quarterly Financial Data

     2. Schedules to Financial Statements

          Report of Independent Public Accountants on Schedules

          Schedule II -- Valuation and Qualifying Accounts

     3. Exhibits

          The exhibits listed on the accompanying Index of Exhibits are filed as a part of this Annual Report.

          Big B agrees to furnish to the Securities and Exchange Commission, upon request, a copy of each instrument defining the rights of holders of Big B's long-term debt.

          BIG B WILL FURNISH TO EACH SHAREHOLDER, UPON WRITTEN REQUEST, COPIES OF THE EXHIBITS REFERRED TO ABOVE AT A COST OF TEN CENTS PER PAGE. REQUESTS SHOULD BE ADDRESSED TO: JAMES A. BRUNO, CORPORATE SECRETARY, BIG B, INC., POST OFFICE BOX 10168, BIRMINGHAM, ALABAMA 35202.

          (b) No Form 8-K was filed by Big B, Inc. during the last quarter of the fiscal year ended January 28, 1995.

          (c) Exhibits. See Item 14(a)(3) above and the separate Exhibit Index attached hereto.

          (d) Financial Statement Schedules.  See Item 14(a)(2) above.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of
Big B, Inc.:

     We have audited the accompanying consolidated balance sheets of Big B, Inc. (an Alabama corporation) and subsidiaries as of January 29, 1994 and January 28, 1995 and the related consolidated statements of operations, shareholders' investment, and cash flows for each of the three fiscal years in the period ended January 28, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Big B, Inc. and subsidiaries as of January 29, 1994 and January 28, 1995 and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 28, 1995 in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The following Schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic consolidated financial statements. This information has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Birmingham, Alabama
March 10, 1995

                                  BIG B, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                  BALANCE AT   CHARGED TO   WRITE-OFFS,    BALANCE AT
                                                  BEGINNING    COSTS AND       NET OF        END OF
                  DESCRIPTION                     OF PERIOD     EXPENSES     RECOVERIES      PERIOD
- ------------------------------------------------  ----------   ----------   ------------   ----------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
  Fiscal year ended January 30, 1993............  $  783,000   $7,266,000    $ 7,030,000   $1,019,000
  Fiscal year ended January 29, 1994............   1,019,000    6,211,000      6,243,000      987,000
  Fiscal year ended January 28, 1995............     987,000    8,713,000      8,725,000      975,000
                                                   =========    =========      =========    =========

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Big B, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               BIG B, INC.

Date: March 21, 1995                           By      /s/  ARTHUR M. JONES, SR.
                                                  ------------------------------------------
                                                  Arthur M. Jones, Sr.,
                                                  President

Date: March 21, 1995                           By     /s/  MICHAEL J. TORTORICE
                                                  ------------------------------------------
                                                  Michael J. Tortorice,
                                                  Principal Financial and
                                                  Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Big B, Inc. and in the capacities and on the dates indicated.

March 21, 1995                                 /s/  JOSEPH S. BRUNO
                                               ---------------------------------------------
                                               Joseph S. Bruno
                                               Chairman Emeritus of
                                               the Board of Directors

March 21, 1995                                 /s/  ANTHONY J. BRUNO
                                               ---------------------------------------------
                                               Anthony J. Bruno
                                               Chairman of the Board of Directors
                                               and Chief Executive Officer
                                               (Principal Executive Officer)

March 21, 1995                                 /s/  ARTHUR M. JONES, SR.
                                               ---------------------------------------------
                                               Arthur M. Jones, Sr.
                                               President, Chief Operating
                                               Officer and Director

March 21, 1995                                 /s/  MICHAEL J. TORTORICE
                                               ---------------------------------------------
                                               Michael J. Tortorice
                                               Vice President and Treasurer
                                               (Principal Financial Officer)

March 21, 1995                                 /s/  VINCENT J. BRUNO
                                               ---------------------------------------------
                                               Vincent J. Bruno
                                               Senior Vice President
                                               and Director

March 21, 1995                                 /s/  ISAAC L. ALDERMAN
                                               ---------------------------------------------
                                               Isaac L. Alderman
                                               Director

March 21, 1995                                 /s/  RICHARD COHN
                                               ---------------------------------------------
                                               Richard Cohn
                                               Director

March 21, 1995                                 /s/  JAMES A. BRUNO
                                               ---------------------------------------------
                                               James A. Bruno
                                               Secretary and Director

March 21, 1995                                 /s/  CHARLES A. MCCALLUM, D.M.D., M.D.
                                               ---------------------------------------------
                                               Charles A. McCallum, D.M.D., M.D.
                                               Director

                               INDEX TO EXHIBITS

EXHIBIT                                                                               SEQUENTIAL
NUMBER                                      DESCRIPTION                               PAGE NUMBER
- ------           -----------------------------------------------------------------    -----------
   3(a)      --  Certificate of Incorporation of the Company, as amended.
   3(b)      --  By-Laws of the Company, as amended.
   4(a)      --  Specimen of Common Stock Certificate of the Company.
   4(b)      --  Form of First Mortgage Industrial Revenue Bond (Big B Project),
                 Series 1984, dated December 20, 1984, incorporated by reference
                 (pursuant to the provisions of Rule 12(b)-32) to Exhibit No. 4(b)
                 to the Form 10-K Annual Report of the Company dated April 29,
                 1985.
   4(c)      --  Specimen of The Industrial Development Board of the City of
                 Bessemer Taxable Adjustable Mode Industrial Development Revenue
                 Bond (Big B, Inc. Project), Series 1990, dated May 17, 1990, incorporated by reference (pursuant to the provisions of Rule
                 12(b)-32) to Exhibit No. 4(c) to the Form 10-K Annual Report of
                 the Company dated April 15, 1992.
  10(a)      --  Restated Redemption Agreement dated May 18, 1983, between the
                 Company and Anthony Bruno, incorporated by reference (pursuant to the provisions of Rule 12(b)-32) to Exhibit No. 10(b) to the Form
                 10-K Annual Report of the Company dated April 26, 1984, and amendment dated January 2, 1985, incorporated by reference
                 (pursuant to the provisions of Rule 12(b)-32) to Exhibit No.
                 10(b) to the Form 10-K Annual Report of the Company dated April
                 29, 1985.
  10(b)      --  Lease Agreement dated April 12, 1983, between the Company and
                 Joseph S. Bruno and Theresa L. Bruno (jointly), covering the
                 Talladega, Alabama, drug store premises, incorporated by
                 reference (pursuant to the provisions of Rule 12(b)-32) to
                 Exhibit No. 10(f) to the Form 10-K Annual Report of the Company
                 dated April 26, 1984.
  10(c)      --  Lease Agreement dated April 12, 1983, between the Company and
                 Joseph S. Bruno and Theresa L. Bruno (jointly), covering the
                 Pensacola, Florida, drug store premises, incorporated by
                 reference (pursuant to the provisions of Rule 12(b)-32) to
                 Exhibit No. 10(g) to the Form 10-K Annual Report of the Company
                 dated April 26, 1984.
  10(d)      --  Lease Agreement dated August 11, 1983, between the Company and
                 Joseph S. Bruno and Theresa L. Bruno (jointly), covering the
                 Birmingham (Cahaba Heights), Alabama, drug store premises, incorporated by reference (pursuant to the provisions of Rule
                 12(b)-32) to Exhibit No. 10(h) to the Form 10-K Annual Report of
                 the Company dated April 26, 1984.
  10(e)      --  Lease Agreement dated August 11, 1983, between the Company and
                 Joseph S. Bruno and Theresa L. Bruno (jointly), covering the
                 Gadsden, Alabama, drug store premises, incorporated by reference
                 (pursuant to the provisions of Rule 12(b)-32) to Exhibit No.
                 10(i) to the Form 10-K Annual Report of the Company dated April
                 26, 1984.
  10(f)      --  Redemption Agreement dated January 2, 1985, between the Company and Vincent J. Bruno, incorporated by reference (pursuant to the provisions of Rule 12(b)-32) to Exhibit No. 10(m) to the Form
                 10-K Annual Report of the Company dated April 29, 1985.

EXHIBIT                                                                               SEQUENTIAL
NUMBER                                      DESCRIPTION                               PAGE NUMBER
- ------           -----------------------------------------------------------------    -----------
  10(g)      --  Split Dollar Insurance Agreement dated March 8, 1985, between the
                 Company and Marianne Bruno and Donna Marie Lambert, as Trustees
                 of the Anthony Bruno Family Trust dated February 5, 1981,
                 incorporated by reference (pursuant to the provisions of Rule
                 12(b)-32) to Exhibit No. 10(n) to the Form 10-K Annual Report of
                 the Company dated April 29, 1985.
  10(h)      --  Split Dollar Insurance Agreement dated March 8, 1985, between the
                 Company and Arthur M. Jones, Sr., incorporated by reference
                 (pursuant to the provisions of Rule 12(b)-32) to Exhibit No.
                 10(o) to the Form 10-K Annual Report of the Company dated April
                 29, 1985.
  10(i)      --  Split Dollar Insurance Agreement dated March 8, 1985, between the
                 Company and Bobby Little, incorporated by reference (pursuant to the provisions of Rule 12(b)-32) to Exhibit No. 10(p) to the Form
                 10-K Annual Report of the Company dated April 29, 1985.
  10(j)      --  Split Dollar Insurance Agreement dated April 25, 1985, between the Company and Anthony J. Bruno and Lee John Bruno, as Trustees
                 of the Vincent J. Bruno Family Trust dated June 30, 1983,
                 incorporated by reference (pursuant to the provisions of Rule
                 12(b)-32) to Exhibit No. 10(q) to the Form 10-K Annual Report of
                 the Company dated April 29, 1985.
  10(k)      --  Split Dollar Insurance Agreement dated August 23, 1988, between the Company and S. Steven Taylor, incorporated by reference
                 (pursuant to the provisions of Rule 12(b)-32) to Exhibit No.
                 10(o) to the Form 10-K Annual Report of the Company dated April
                 25, 1989.
  10(l)      --  Split Dollar Insurance Agreement dated August 23, 1988, between the Company and Eugene A. Beckmann, incorporated by reference
                 (pursuant to the provisions of Rule 12(b)-32) to Exhibit No.
                 10(p) to the Form 10-K Annual Report of the Company dated April
                 25, 1989.
  10(m)      --  Split Dollar Insurance Agreement dated August 23, 1988, between the Company and Michael J. Tortorice, incorporated by reference
                 (pursuant to the provisions of Rule 12(b)-32) to Exhibit No.
                 10(q) to the Form 10-K Annual Report of the Company dated April
                 25, 1989.
  10(n)      --  Split Dollar Insurance Agreement dated August 23, 1988, between the Company and James A. Bruno, incorporated by reference
                 (pursuant to the provisions of Rule 12(b)-32) to Exhibit No.
                 10(r) to the Form 10-K Annual Report of the Company dated April
                 25, 1989.
  10(o)      --  Collateral Assignment, dated March 8, 1985, of the policy to the
                 Company by Marianne Bruno and Donna Marie Lambert, as Trustees of
                 the Anthony Bruno Family Trust dated February 5, 1981,
                 incorporated by reference (pursuant to the provisions of Rule
                 12(b)-32) to Exhibit No. 10(r) to the Form 10-K Annual Report of
                 the Company dated April 29, 1985.
  10(p)      --  Collateral Assignment, dated March 8, 1985, of the policy to the
                 Company by Arthur M. Jones, Sr., incorporated by reference
                 (pursuant to the provisions of Rule 12(b)-32) to Exhibit No.
                 10(s) to the Form 10-K Annual Report of the Company dated April
                 29, 1985.

EXHIBIT                                                                               SEQUENTIAL
NUMBER                                      DESCRIPTION                               PAGE NUMBER
- ------           -----------------------------------------------------------------    -----------
  10(q)      --  Collateral Assignment, dated March 8, 1985, of the policy to the
                 Company by Bobby Little, incorporated by reference (pursuant to the provisions of Rule 12(b)-32) to Exhibit No. 10(t) to the Form
                 10-K Annual Report of the Company dated April 29, 1985.
  10(r)      --  Collateral Assignment, dated April 25, 1985, of the policy to the
                 Company by John Bruno, as Trustee of the Vincent J. Bruno Family
                 Trust dated June 30, 1983, incorporated by reference (pursuant to the provisions of Rule 12(b)-32) to Exhibit No. 10(u) to the Form
                 10-K Annual Report of the Company dated April 29, 1985.
  10(s)      --  Collateral Assignment, dated August 23, 1988, of the policy to the Company by S. Steven Taylor, incorporated by reference
                 (pursuant to the provisions of Rule 12(b)-32) to Exhibit No.
                 10(w) to the Form 10-K Annual Report of the Company dated April
                 25, 1989.
  10(t)      --  Collateral Assignment, dated August 23, 1988, of the policy to the Company by Eugene A. Beckmann, incorporated by reference
                 (pursuant to the provisions of Rule 12(b)-32) to Exhibit No.
                 10(x) to the Form 10-K Annual Report of the Company dated April
                 25, 1989.
  10(u)      --  Collateral Assignment, dated August 23, 1988, of the policy to the Company by Michael J. Tortorice, incorporated by reference
                 (pursuant to the provisions of Rule 12(b)-32) to Exhibit No.
                 10(y) to the Form 10-K Annual Report of the Company dated April
                 25, 1989.
  10(v)      --  Collateral Assignment, dated August 23, 1988, of the policy to the Company by James A. Bruno, incorporated by reference
                 (pursuant to the provisions of Rule 12(b)-32) to Exhibit No.
                 10(z) to the Form 10-K Annual Report of the Company dated April
                 25, 1989.
  10(w)      --  Lease Agreement between The Industrial Development Board of the
                 City of Bessemer and Big B, Inc., dated as of December 1, 1984, incorporated by reference (pursuant to the provisions of Rule
                 12(b)-32) to Exhibit No. 10(v) to the Form 10-K Annual Report of
                 the Company dated April 29, 1985.
  10(x)      --  Big B, Inc. Capital Accumulation Plan, dated January 22, 1987, and amendments thereto dated April 30, 1987, December 30, 1987 and March 21, 1988, incorporated by reference (pursuant to the provisions of Rule 12(b)-32) to Exhibit No. 10(bb) to the Form
                 10-K Annual Report of the Company dated April 25, 1989.
  10(y)      --  Big B, Inc. Profit Sharing Retirement Plan, dated January 20,
                 1983, and amendments thereto dated December 22, 1983, April 13,
                 1984, May 16, 1984, March 5, 1987 and March 21, 1988,
                 incorporated by reference (pursuant to the provisions of Rule
                 12(b)-32) to Exhibit No. 10(cc) to the Form 10-K Annual Report of
                 the Company dated April 25, 1989.
  10(z)      --  Lease Agreement dated October 31, 1987, between the Company and
                 Joseph S. Bruno and Theresa L. Bruno (jointly) covering the
                 Clanton, Alabama, drug store premises, incorporated by reference
                 (pursuant to the provisions of Rule 12(b)-32) to Exhibit No.
                 10(w) to the Form 10-K Annual Report of the Company dated April
                 29, 1988.

EXHIBIT                                                                               SEQUENTIAL
NUMBER                                      DESCRIPTION                               PAGE NUMBER
- ------           -----------------------------------------------------------------    -----------
  10(aa)     --  Sublease Agreement dated as of March 9, 1988, between Piggly
                 Wiggly Southern, Inc., a Georgia Corporation, and The Reed Drug
                 Company, a Georgia Corporation, incorporated by reference
                 (pursuant to the provisions of Rule 12(b)-32) to Exhibit No.
                 10(gg) to the Form 10-K Annual Report of the Company dated April
                 25, 1989.
  10(bb)     --  Supplemental Mortgage and Trust Indenture between the Industrial
                 Development Board of the City of Bessemer and First Alabama Bank,
                 dated as of May 1, 1990, incorporated by reference (pursuant to the provisions of Rule 12(b)-32) to Exhibit No. 10(gg) to the
                 Form 10-K Annual Report of the Company dated April 30, 1991.
  10(cc)     --  Amended Lease Agreement between The Industrial Development Board of the City of Bessemer and Big B, Inc., dated as of May 1, 1990, incorporated by reference (pursuant to the provisions of Rule
                 12(b)-32) to Exhibit No. 10(hh) to the Form 10-K Annual Report of
                 the Company dated April 30, 1991.
  10(dd)     --  Second Amended and Restated Big B, Inc. Employee Stock Option
                 Plan incorporated by reference (pursuant to the provisions of
                 Rule 12(b)-32) to Exhibit No. 10(ii) to the Form 10-K Annual
                 Report of the Company dated April 30, 1991.
  10(ee)     --  Split Dollar Insurance Agreement dated August 15, 1990, between the Company and Timothy N. Burelle incorporated by reference
                 (pursuant to the provisions of Rule 12(b)-32) to Exhibit No.
                 10(jj) to the Form 10-K Annual Report of the Company dated April
                 30, 1991.
  10(ff)     --  Collateral Assignment, dated August 15, 1990, of the policy to the Company by Timothy N. Burelle incorporated by reference
                 (pursuant to the provisions of Rule 12(b)-32) to Exhibit No.
                 10(kk) to the Form 10-K Annual Report of the Company dated April
                 30, 1991.
  10(gg)     --  Indenture of Trust between The Industrial Development Board of the City of Bessemer and First-Citizens Bank & Trust Company,
                 dated as of May 1, 1990, incorporated by reference (pursuant to the provisions of Rule 12(b)-32) to Exhibit No. 10(kk) to the
                 Form 10-K Annual Report of the Company dated April 15, 1992.
  10(hh)     --  Bond Guaranty Agreement between the Company and First-Citizens
                 Bank & Trust Company dated as of May 1, 1990, incorporated by reference (pursuant to the provisions of Rule 12(b)-32) to
                 Exhibit No. 10(ll) to the Form 10-K Annual Report of the Company
                 dated April 15, 1992.
  10(ii)     --  Plan Merger Agreement, dated effective as of August 1, 1990, merging the Big B, Inc. Profit Sharing Retirement Plan and Trust
                 into the Big B, Inc. Capital Accumulation Plan and Trust,
                 incorporated by reference (pursuant to the provisions of Rule
                 12(b)-32) to Exhibit No. 10(mm) to the Form 10-K Annual Report of
                 the Company dated April 15, 1992.
  10(jj)     --  Amendment to Second Amended and Restated Big B, Inc. Employee
                 Stock Option Plan adopted by the Board of Directors on March 14,
                 1991, and the Shareholders on May 28, 1991, incorporated by reference (pursuant to the provisions of Rule 12(b)-32) to
                 Exhibit No. 10(nn) to the Form 10-K Annual Report of the Company
                 dated April 15, 1992.

EXHIBIT                                                                               SEQUENTIAL
NUMBER                                      DESCRIPTION                               PAGE NUMBER
- ------           -----------------------------------------------------------------    -----------
  10(kk)     --  Lease Agreement dated September 23, 1981, between the Company and
                 Nancy M. Bruno (sister-in-law of Joseph Bruno and Anthony J.
                 Bruno), covering the Hoover, Alabama, drug store premises, incorporated by reference (pursuant to the provisions of Rule
                 12(b)-32) to Exhibit No. 10(oo) to the Form 10-K Annual Report of
                 the Company dated April 15, 1992.
  10(ll)     --  Extension and Amendment to Lease Agreement, dated August 19,
                 1991, between the Company and Nancy M. Bruno (sister-in-law of
                 Joseph Bruno and Anthony J. Bruno), covering the Hoover, Alabama, drug store premises, incorporated by reference (pursuant to the provisions of Rule 12(b)-32) to Exhibit No. 10(pp) to the Form
                 10-K Annual Report of the Company dated April 15, 1992.
  10(mm)     --  Letter of Credit and Reimbursement Agreement between Big B, Inc., and NationsBank of Georgia, National Association, dated as of
                 August 1, 1992, incorporated by reference (pursuant to the provisions of Rule 12(b)-32) to Exhibit No. 10(qq) to the Form
                 10-K Annual Report of the Company dated April 29, 1993.
  10(nn)     --  Employment and Deferred Compensation Agreement dated August 25,
                 1992, by and between Big B, Inc. and Anthony J. Bruno,
                 incorporated by reference (pursuant to the provisions of Rule
                 12(b)-32) to Exhibit No. 10(rr) to the Form 10-K Annual Report of
                 the Company dated April 29, 1993.
  10(oo)     --  Employment and Deferred Compensation Agreement dated August 25,
                 1992, by and between Big B, Inc. and Arthur M. Jones, Sr., incorporated by reference (pursuant to the provisions of Rule
                 12(b)-32) to Exhibit No. 10(ss) to the Form 10-K Annual Report of
                 the Company dated April 29, 1993.
  10(pp)     --  Employment and Deferred Compensation Agreement dated August 25,
                 1992, by and between Big B, Inc. and Vincent J. Bruno,
                 incorporated by reference (pursuant to the provisions of Rule
                 12(b)-32) to Exhibit No. 10(tt) to the Form 10-K Annual Report of
                 the Company dated April 29, 1993.
  10(qq)     --  Employment and Deferred Compensation Agreement dated August 25,
                 1992, by and between Big B, Inc. and Bobby W. Little,
                 incorporated by reference (pursuant to the provisions of Rule
                 12(b)-32) to Exhibit No. 10(uu) to the Form 10-K Annual Report of
                 the Company dated April 29, 1993.
  10(rr)     --  Employment and Deferred Compensation Agreement dated August 25,
                 1992, by and between Big B, Inc. and James A. Bruno, incorporated by reference (pursuant to the provisions of Rule 12(b)-32) to
                 Exhibit No. 10(vv) to the Form 10-K Annual Report of the Company
                 dated April 29, 1993.
  10(ss)     --  Employment and Deferred Compensation Agreement dated August 25,
                 1992, by and between Big B, Inc. and Eugene A. Beckmann,
                 incorporated by reference (pursuant to the provisions of Rule
                 12(b)-32) to Exhibit No. 10(ww) to the Form 10-K Annual Report of
                 the Company dated April 29, 1993.

EXHIBIT                                                                               SEQUENTIAL
NUMBER                                      DESCRIPTION                               PAGE NUMBER
- ------           -----------------------------------------------------------------    -----------
  10(tt)     --  Employment and Deferred Compensation Agreement dated August 25,
                 1992, by and between Big B, Inc. and S. Steven Taylor,
                 incorporated by reference (pursuant to the provisions of Rule
                 12(b)-32) to Exhibit No. 10(xx) to the Form 10-K Annual Report of
                 the Company dated April 29, 1993.
  10(uu)     --  Employment and Deferred Compensation Agreement dated August 25,
                 1992, by and between Big B, Inc. and Timothy N. Burelle,
                 incorporated by reference (pursuant to the provisions of Rule
                 12(b)-32) to Exhibit No. 10(yy) to the Form 10-K Annual Report of
                 the Company dated April 29, 1993.
  10(vv)     --  Employment and Deferred Compensation Agreement dated August 25,
                 1992, by and between Big B, Inc. and Michael J. Tortorice, incorporated by reference (pursuant to the provisions of Rule
                 12(b)-32) to Exhibit No. 10(zz) to the Form 10-K Annual Report of
                 the Company dated April 29, 1993.
  10(ww)     --  Lease Agreement dated September 1, 1992, between The Industrial
                 Development Board of the City of Bessemer and Big B, Inc.,
                 incorporated by reference (pursuant to the provisions of Rule
                 12(b)-32) to Exhibit No. 10(aaa) to the Form 10-K Annual Report
                 of the Company dated April 29, 1993.
  10(xx)     --  Second Amendment to Credit Agreement and First Amendment to
                 Promissory Note by and among Big B, Inc., The First National Bank of Chicago, as depositary, and Nations Bank of Georgia, National
                 Association, dated as of February 8, 1993, incorporated by reference (pursuant to the provisions of Rule 12(b)-32) to
                 Exhibit No. 10(bbb) to the Form 10-K Annual Report of the Company
                 dated April 29, 1993.
  10(yy)     --  Second Amendment to Second Amended and Restated Big B, Inc.
                 Employee Stock Option Plan, incorporated by reference (pursuant to the provisions of Rule 12(b)-32) to Exhibit No. 10(ccc) to the
                 Form 10-K Annual Report of the Company dated April 27, 1994.
  11         --  Statement of Per Share Earnings
  13         --  Big B, Inc. Annual Report to Shareholders for the Fiscal Year
                 Ended January 28, 1995. Such Annual Report shall not be deemed to be filed with the Securities and Exchange Commission as a part of this Form 10-K Annual Report or otherwise subject to the
                 liabilities of Section 18 of the Securities Exchange Act of 1934,
                 as amended (except for the specific portions thereof which are incorporated by reference in this Form 10-K Annual Report).
  23(a)      --  Consent of independent public accountants to the incorporation
                 (by reference to this Form 10-K Annual Report) of report with respect to the Company's certified financial statements for the fiscal year ended January 28, 1995, into the Company's previously filed Registration Statement No. 2-83230.
  27         --  Financial Data Schedule (for SEC use only).