Form 10-Q
period 1995-05-06
BIG B INC
filed 1995-06-20
CIK 352720

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549


            Quarterly Report Under Section 13 or 15 (d) of
                The Securities and Exchange Act of 1934

Quarter Ended May 6, 1995            Commission File No. 2-72154



                              BIG B, INC.

STATE OF INCORPORATION               I.R.S. EMPLOYER I.D. NO.
       Alabama                               63-0632551

ADDRESS OF PRINCIPAL EXECUTIVE OFFICE:

            2600 Morgan Road S.E., Bessemer, Alabama 35023

REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE

                        Area Code 205 424-3421


OUTSTANDING COMMON STOCK AS OF MAY 6, 1995 IS 18,542,979


Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past
90 days.

                        YES (X)          NO ( )

                                      COMMISSION FILE NO. 2-72154

                              BIG B, INC.


                                 Index


FINANCIAL STATEMENTS:                                    PAGE NO.

Condensed Balance Sheets as of
   May 6, 1995 and January 28, 1995                              2

Condensed Statements of Income and Retained
  Earnings for the Fourteen Week Periods
  Ended May 06, 1995 and May 07, 1994                            3

Condensed Statements of Cash Flows for the
  Fourteen Week Periods Ended May 06, 1995
  and May 07, 1994                                               4

Notes to Condensed Financial Statements                          6

Management's Discussion and Analysis of
     the Results of Operations and Financial
     Condition                                                   7

Other Information and Signatures                                 9

                              BIG B, INC.
                       CONDENSED BALANCE SHEETS
               AS OF MAY 06, 1995, AND JANUARY 28, 1995
                                                  MAY 06,     JAN. 28
                                                   1995         1995
                                                     (In Thousands)
ASSETS
Current Assets -
 Cash and Temporary Cash Investments             $ 15,622    $  4,076
 Receivables                                       22,518      20,317
 Inventories at LIFO                              175,076     169,473
 Prepaid Expenses                                   3,933       3,750
 Refundable Income Taxes                            2,146       2,146
                                                  -------    --------
    Total Current Assets                         $219,295    $199,762
                                                  -------    --------
Property, Equipment, and Investments
 in Property Under Capital Leases,
 Net                                             $ 68,898    $ 67,044
                                                 --------    --------
Other Assets                                        6,738       6,686
                                                 --------    --------
                                                 $294,931    $273,492
                                                 ========    ========
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities -
 Current Portion of Long-Term Debt and
    Capitalized Lease Obligations                $  1,028    $  1,028
 Accounts Payable                                  43,443      56,071
 Short Term Bank Loan                                   0       7,000
  Accrued Income Taxes Payable                      2,145       1,446
 Accrued Expenses                                  13,068      13,547
                                                 --------    --------
    Total Current Liabilities                    $ 59,684    $ 79,092
                                                 --------    --------
Non-Current Liabilities -
 Long-Term Debt and Capitalized
    Lease Obligations                            $ 73,999    $ 74,268
 Deferred Income Taxes                              6,688       6,653
 Deferred Compensation                              1,243       1,205
                                                 $  3,430    $  5,541
                                                 --------    --------
  Other                                          $ 85,360    $ 87,667
                                                 --------    --------
Shareholders' Investment -
 Common Stock ($.001 par value
    40,000,000 Shares Authorized;
    18,542,979 issued and outstanding)           $     19    $     16
 Paid-in capital                                   74,296      35,327
 Retained earnings                                 75,572      71,390
                                                 --------    --------
                                                 $149,887    $106,733
                                                 --------    --------
                                                 $294,931    $273,492
                                                 ========    ========

                           BIG B, INC.
      CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS
        FOR THE FOURTEEN WEEK PERIODS ENDED MAY 06, 1995
                        AND MAY 07, 1994
                           (Unaudited)

                                        FOURTEEN WEEKS ENDED
                          (In Thousands Except Per Share Amounts)

                                          5-06-95   5-07-94
Net Sales                                $195,183  $179,315
                                         --------  --------
Cost and Expenses:
 Cost of Products Sold                   $136,101  $124,581

 Store Operating, Selling and
   Administrative Expenses                 46,897    44,234

 Depreciation and Amortization              3,141     2,891

 Interest Expense                           1,355     1,068

 Interest Income                               (8)      (8)
                                         --------  --------
                                         $187,486  $172,766
                                         --------  --------
Income Before Taxes                      $  7,697  $  6,549

Provision for Income Taxes                  2,890     2,455
                                         --------  --------
Net Income                                $ 4,807  $  4,094

Retained Earnings, Beginning of
 Period                                    71,390    58,627

Dividend Paid                                (625)     (465)
                                         --------- --------
Retained Earnings, End of Period         $  75,572 $ 62,256
                                         ========= ========
Net Income Per Common Share (Note 1)

  Primary                                    $0.31    $0.26

  Fully Diluted                              $0.28    $0.24
                                         ========= ========





See accompanying notes to condensed financial statements.

                                 BIG B, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS FOR THE
          FOURTEEN WEEK PERIODS ENDED MAY 06, 1995 AND MAY 07, 1994
         INCREASE (DECREASE) IN CASH AND TEMPORARY CASH INVESTMENTS
                                 (Unaudited)

                                          May 06, 1995   May 07, 1994
                                                 (In Thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                              $   4,807      $   4,094
                                          -----------    -----------

Adjustments to reconcile net income to net cash
  provided by (used in) operating activities
    Depreciation and amortization               3,141          2,891
    Provision for deferred income taxes            35            ---
    Provision for losses on receivables         2,963          1,871
    Provision to value inventories at LIFO cost   400            500
    (Gain) Loss on sale of property                39             (9)
    Provision for deferred compensation            38             37
    Provision (recognition) of
      other non-current liability              (2,111)           386
    Change in assets and liabilities:
       (Increase) Decrease in accounts receivable(5,152)       1,804
       (Increase) in other assets                 (73)           (59)
       (Increase) in inventories               (5,818)       (17,292)
       (Increase) in prepaid expenses            (183)        (1,199)
       (Decrease) in accounts payable         (12,628)       (11,310)
       Increase in accrued income taxes           699            262
       Increase (Decrease) in accrued expenses    (96)         4,300
                                            ---------      ---------
         Total adjustments                  $ (18,746)     $ (17,818)
                                            ---------      ---------
         Net cash provided by (used in)
         operating activities               $ (13,939)     $ (13,724)
                                            ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property                    8             20
  Capital expenditures                         (4,906)        (5,602)
                                            ---------      ---------
         Net cash used in investing activities$  (4,898)   $  (5,582)
                                            ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt        ---         10,375
  Net borrowings (repayments)
   under line of credit agreement              (7,000)          9,600
  Principal payments under long-term
    debt and capital lease obligations           (269)          (233)
  Proceeds from issuance of common stock       38,277             43
  Dividends paid                            $    (625)     $    (465)
                                            ---------      ---------
         Net cash provided by
           financing activities             $  30,383      $  19,320
                                            ---------      ---------
NET INCREASE IN CASH AND TEMPORARY
  CASH INVESTMENTS                             11,546             14

See accompanying notes to condensed financial statements.

CASH AND TEMPORARY INVESTMENTS
  AT BEGINNING OF PERIOD                        4,076            419
                                            ---------     ----------
CASH AND TEMPORARY CASH
  INVESTMENTS AT END OF PERIOD              $  15,622      $     433
                                            =========     ==========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                    2,252      $   2,193
    Income taxes                                2,156          1,729
















See accompanying notes to condensed financial statements.

                           BIG B, INC.
             NOTES TO CONDENSED FINANCIAL STATEMENTS
                   MAY 06, 1995 AND MAY 07, 1994

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

                           BIG B, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OPERATING RESULTS

Net Sales

    Sales for the fourteen week period increased 8.8% to $195.2 million from $179.3 million in the prior year. The increase in net sales for the period resulted primarily from sales increases in existing stores.

Store Cost and Expense

    Cost of products sold, including warehouse expense, as a percentage of net sales increased slightly to 69.7% from 69.5% in the prior year. The increase in cost of goods sold was primarily the result of lower gross margins in stores

    Store operating, selling and administrative expenses as a percentage of net sales declined to 24.0% from 24.7% in the prior year period. The decline was due to growth in the company's net sales and continued expense controls.

    Depreciation and amortization as a percentage of net sales remained steady at 1.6% in both periods.

    Interest expense as a percentage of net sales increased to 0.7% from 0.6% in the prior year. This increase was due primarily to higher short term borrowings and generally higher interest rates during the period.

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

    The Company plans to open 20 to 25 new stores in fiscal year 1996 and 25 to 30 new stores in fiscal year 1997 at an anticipated aggregate capital outlay of $8.0 to $10.0 million and $10.0 to $12.0 million, respectively. Most of the new stores will be Big B Drugs stores. The cost of fixtures, equipment and inventory to open a new drug store is approximately $400,000 for a Big B Drugs store and approximately $1.1 million for a Drugs for Less store. Additionally, in fiscal 1996, the Company plans to install an enhanced pharmacy computer system at a cost of approximately $10.0 million. The Company believes that internally generated funds, the proceeds of a security offering, and borrowings on its line of credit and revolving credit facility will be adequate to fund the capital requirements noted above.

                           BIG B, INC.
                        OTHER INFORMATION



    The Company was not required to file and did not file any report on Form 8-K during the twelve weeks ended May 06, 1995.




SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   BIG B, INC.
                                   REGISTRANT

                                   DATE
                                   June 20, 1995


                                   /s/ Michael J. Tortorice
                                   Michael J. Tortorice
                                   Vice President of Finance*















*Both duly authorized officer and principal financial officer.