Form 10-Q
period 1995-07-29
BIG B INC
filed 1995-09-11
CIK 352720

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549


              Quarterly Report Under Section 13 or 15 (d) of
                  The Securities and Exchange Act of 1934

Quarter Ended July 29, 1995           Commission File No. 2-72154



                                BIG B, INC.

STATE OF INCORPORATION                I.R.S. EMPLOYER I.D. NO.
     Alabama                                  63-0632551

ADDRESS OF PRINCIPAL EXECUTIVE OFFICE

              2600 Morgan Road S.E., Bessemer, Alabama 35023

REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE

                          Area Code 205 424-3421


OUTSTANDING COMMON STOCK AS OF JULY 29, 1995 IS 18,566,720
Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                          YES (X)          NO ( )
COMMISSION FILE NO. 2-72154


                                BIG B, INC.


                                   Index


FINANCIAL STATEMENTS:                                           PAGE NO.

Condensed Consolidated Balance Sheets as of
  July 29, 1995 and January 28, 1995                                  2

Condensed Consolidated Statements of Income and
  Retained Earnings for the Twenty-six and Twelve
  Week Periods Ended July 29, 1995
  and July 30, 1994
  3

Condensed Consolidated Statements of Cash Flows for the
  Twenty-six and Twelve Week Periods Ended
  July 29, 1995 and July 30, 1994                                     4

Notes to Condensed Financial Statements                               5

Management's Discussion and Analysis of
  the Results of Operations and Financial
  Condition                                                           6

Other Information and Signatures                                      8

                                BIG B, INC.
                         CONDENSED BALANCE SHEETS
                 AS OF JULY 29, 1995, AND JANUARY 28, 1995
                                (Unaudited)
                                              July 29,     Jan. 28
                                                1995         1995
                                                  (In Thousands)
ASSETS
Current Assets -
 Cash and Temporary Cash Investments        $       496 $    4,076
 Receivables                                     21,769     20,317
 Inventories at LIFO                            182,539    169,473
 Prepaid Expenses                                 5,887      3,750
 Refundable Income Taxes                          2,146      2,146
                                               --------   --------
    Total Current Assets                       $212,837   $199,762
                                               --------   --------
Property, Equipment, and Investments
 in Property Under Capital Leases,
 Net                                          $  72,688  $  67,044
                                              ---------  ---------
Other Assets                                      7,230      6,686
                                              ---------  ---------
                                               $292,755   $273,492
                                              =========  =========
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities -
 Current Portion of Long-Term Debt and
    Capitalized Lease Obligations            $    1,028  $   1,028
 Accounts Payable                                49,470     56,071
 Short Term Bank Loan                             6,900      7,000
 Accrued Income Taxes Payable                         0      1,446
 Accrued Expenses                                13,392     13,547
                                              ---------   --------
    Total Current Liabilities                 $  70,790   $ 79,092
                                              ---------   --------
Non-Current Liabilities -
 Long-Term Debt and Capitalized Lease Obligations$  58,040$ 74,268
 Deferred Income Taxes                            6,723      6,653
 Deferred Compensation                            1,304      1,205
 Other                                            3,417      5,541
                                              ---------   --------
                                              $  69,484   $ 87,667
                                              ---------   --------
Shareholders' Investment -
 Common Stock ($.001 par value
    100,000,000 Shares Authorized;
    18,566,720 issued and outstanding)         $     19   $     16
 Paid-in capital                                 74,578     35,327
 Retained earnings                               77,884     71,390
                                               --------   --------
                                               $152,481   $106,733
                                               --------   --------
                                               $292,755   $273,492
                                               ========   ========

See notes to condensed financial statements.

                                BIG B, INC.
           CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS
             FOR THE TWENTY-SIX AND TWELVE WEEK PERIODS ENDED
                      JULY 29, 1995 AND JULY 30, 1994
                                (Unaudited)
                                 (Note 2)

                           Twenty-Six Weeks Ended  Twelve Weeks Ended
                                7-29-95  7-30-94    7-29-95  7-30-94
                              --------- --------   --------  -------
Net Sales                      $354,742 $325,278   $159,559 $145,963
                               -------- --------   -------- --------
Cost and Expenses:
 Cost of Products Sold         $247,115 $225,363   $111,014 $100,782

 Store Operating, Selling and
    Administrative Expenses      86,510   81,925     39,613   37,691

 Depreciation and Amortization    5,918     5,414     2,777    2,523

 Interest Expense                 2,358     2,219     1,003    1,151

 Interest Income                    (36)     (15)       (28)      (7)
                               --------  -------   -------- --------
                               $341,865 $314,906   $154,379 $142,140
                               -------- --------   -------- --------
Income (Loss) Before Taxes    $  12,877 $ 10,372    $ 5,180  $ 3,823

Provision for Income Taxes        4,830    3,890      1,945    1,435
                               -------- --------    -------- -------
Net Income (Loss)               $ 8,047  $ 6,482    $ 3,235  $ 2,388

Retained Earnings, Beginning of
 Period                          71,390  58, 627     75,572   62,256

Dividend Paid                    (1,553)   (1,087)     (923)    (622)
                               -------- --------   -------- --------
Retained Earnings,
  End of Period                $ 77,884 $ 64,022   $ 77,884 $ 64,022
                               ======== ========   ======== ========

Net Income Per Common Share (Note 1)

Fully Diluted                     $0.44    $0.39      $0.16     $0.15
                                  =====    =====      =====     =====
Primary                           $0.47    $0.42      $0.16     $0.16
                                  =====    =====      =====     =====

See accompanying notes to condensed financial statements.

                                BIG B, INC.
                CONDENSED STATEMENTS OF CASH FLOWS FOR THE
       TWENTY-SIX WEEK PERIODS ENDED JULY 29, 1995 AND JULY 30, 1994
        INCREASE (DECREASE) IN CASH AND TEMPORARY CASH INVESTMENTS
                                (Unaudited)
                                               July 29, 1995  July 30, 1994
                                                       (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                         $    8,047 $     6,482
                                                     ----------  ----------
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities -
     Depreciation and amortization                        5,918      5,414
     Provision for deferred income taxes                     70         50
     Provision for losses on receivables                  5,180      3,767
     Provision to value inventories at LIFO cost            750      1,000
     Loss on sale of property                                38         80
     Provision for deferred compensation                     99         58
     Provision (Recognition) of
     other non-current liability                         (2,124)       274
     Change in assets and liabilities:
       (Increase) Decrease in accounts receivable        (6,620)    (2,032)
       Increase in other assets                            (685)      (110)
       Increase in inventories                          (13,631)   (18,655)
       Increase in prepaid expenses                      (2,137)    (1,757)
       (Decrease) in accounts payable                    (6,601)    (5,023)
       Decrease in accrued income taxes                  (1,446)    (1,300)
       Increase in accrued expenses                         460       5,425
                                                       --------- ---------
          Total adjustments                            $(20,729) $ (12,809)
                                                       --------- ---------
          Net cash provided by (used in)
          operating activities                         $(12,682)$   (6,327)
                                                       --------- ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property                             19        220
  Capital expenditures                                  (11,363)   (11,231)
          Net cash used in investing activities        $(11,344) $ (11,209)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                 ---      10,375
  Net borrowings under line of credit agreement            (100)     8,700
  Principal payments under long-term debt and
     capital lease obligations                          (16,228)      (473)
  Proceeds from issuance of common stock                 38,327         43
  Dividends paid                                         (1,553) $  (1,087)
                                                       --------- ---------
          Net cash provided by financing activities   $  20,446  $  17,558
                                                       --------- ---------
NET INCREASE (DECREASE) IN CASH
  AND TEMPORARY CASH INVESTMENTS                         (3,580)        22
CASH AND TEMPORARY INVESTMENTS AT BEGINNING OF PERIOD     4,076        419
                                                       --------  ---------
CASH AND TEMPORARY CASH INVESTMENTS  AT END OF PERIOD  $    496 $      441
                                                       ========= =========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest                                        $    2,408$     2,222
     Income taxes                                         7,990      3,091

See accompanying notes to condensed financial statements.

                                BIG B, INC.
                  NOTES TO CONDENSED FINANCIAL STATEMENTS
     JULY 29, 1995 AND JULY 30, 1994


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

                                BIG B, INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OPERATING RESULTS

Net Sales
---------
    Sales for the twenty-six week period increased 9.1% to $354.7 million from $325.3 million in the prior year. Sales for the twelve week period increased 9.3% to $159.6 million from $146.0 million in the prior year. The increase in net sales for both the twenty-six and twelve week periods were primarily the result of increased sales in existing stores.


Store Cost and Expense
----------------------
    Cost of products sold, including warehouse expense, as a percentage of net sales increased to 69.7% from 69.3% for the twenty-six week period and increased to 69.6% from 69.1% in the most recent twelve week period. The increase in cost of goods sold was primarily the result of lower pharmacy gross margins in stores.

    Store operating, selling and administrative expenses as a percentage of net sales decreased to 24.4% from 26.2% in the twenty-six week period and decreased to 24.8% from 25.8% in the most recent twelve week period. The decline in both periods were the result of the growth in the company's net sales and continued expense controls.

    Depreciation and amortization as a percentage of net sales increased slightly in both the twenty-six and twelve week periods. This increase as a percentage of net sales was the result of the increase in total store count open during the period.

    Interest expense as a percentage of net sales decreased slightly in both the twenty-six and twelve week periods. This decrease was the result of lower short term borrowings during the period.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
    The Company's capital requirements relate primarily to opening and stocking new stores, acquiring stores, refurbishing existing stores and supporting inventory for the Company's existing stores. Historically, the Company has been able to lease its store locations and has financed its expansion and operations from internally generated cash flows, the net proceeds of securities offering and borrowed funds. Currently, the Company owns the land and buildings of only one of its drug stores.

    The Company plans to open 20 to 25 new stores in fiscal year 1996 and 25 to 30 new stores in fiscal year 1997 at an anticipated aggregate capital outlay of $8.0 to $10.0 and $10.0 to $12.0 million, respectively. Most of the new stores will be Big B Drugs stores. The cost of fixtures, equipment and inventory to open a new drug store is approximately $400,000 for a big B Drugs store and approximately $1.1 million for a drugs For Less store. Additionally, in fiscal 1996, the Company plan to install an enhanced pharmacy computer system at a cost of approximately $10.0 million. The Company believes that internally generated funds, the proceeds of a security offering, and borrowings on its line of credit and revolving credit facility will be adequate to fund the capital requirements noted above.

                                BIG B, INC.
                             OTHER INFORMATION



    The Company was not required to file and did not file any report on Form 8-K during the twelve weeks ended July 29, 1995.




                                SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   BIG B, INC.
                                   REGISTRANT



                                   September 7, 1995
                                   DATE



                                   /s/ Michael J. Tortorice
                                   Michael J. Tortorice
                                   Vice President of Finance*





Both duly authorized officer and principal financial officer.