Form 10-Q
period 1995-11-21
BIG B INC
filed 1995-12-05
CIK 352720

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549


              Quarterly Report Under Section 13 or 15 (d) of
                  The Securities and Exchange Act of 1934

Quarter Ended October 21, 1995    Commission File No. 2-72154


                                BIG B, INC.

STATE OF INCORPORATION Alabama  I.R.S. EMPLOYER I.D. NO. 63-0632551

ADDRESS OF PRINCIPAL EXECUTIVE OFFICE

              2600 Morgan Road S.E., Bessemer, Alabama 35023

REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE

                          Area Code 205 424-3421


OUTSTANDING COMMON STOCK AS OF OCTOBER 21, 1995 IS 18,572,140

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                          YES (X)          NO ( )
 COMMISSION FILE NO. 2-72154



                                BIG B, INC.


                                   Index


FINANCIAL STATEMENTS:                                   PAGE NO.

Condensed Consolidated Balance Sheets as of
  October 21, 1995 and January 28, 1995

Condensed Consolidated Statements of Income and
  Retained Earnings for the Thirty-eight and Twelve
  Week Periods Ended October 21, 1995
  and October 22, 1994

Condensed Consolidated Statements of Cash Flows for the
  Thirty-eight and Twelve Week Periods Ended
  October 21, 1995 and October 22, 1994

Notes to Condensed Financial Statements

Management's Discussion and Analysis of
  the Results of Operations and Financial
  Condition

Other Information and Signatures

                                BIG B, INC.
                         CONDENSED BALANCE SHEETS
               AS OF OCTOBER 21, 1995, AND JANUARY 28, 1995
                                (Unaudited)
                                               Oct. 21,        Jan. 28
                                             ----------      ---------
                                                1995             1995
                                                    (In Thousands)
ASSETS

Current Assets -
  Cash and Temporary Cash Investments       $       515     $    4,076
  Receivables                                    21,785         20,317
  Inventories at LIFO                           206,523        169,473
  Prepaid Expenses                                8,501          3,750
  Refundable Income Taxes                         2,146          2,146
                                              ---------      ---------
     Total Current Assets                      $239,470       $199,762
                                              ---------      ---------
Property, Equipment, and Investments
  in Property Under Capital Leases,
  Net                                         $  77,048      $  67,044
                                              ---------      ---------
Other Assets                                      8,569          6,686
                                              ---------      ---------
                                               $325,087       $273,492
                                              =========      =========
LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities -
  Current Portion of Long-Term Debt and
     Capitalized Lease Obligations           $    1,028      $   1,028
  Accounts Payable                               60,022         56,071
  Short Term Bank Loan                           13,800          7,000
  Accrued Income Taxes Payable                        0          1,446
  Accrued Expenses                               14,691         13,547
                                              ---------      ---------
     Total Current Liabilities                 $ 89,541       $ 79,092
                                              ---------      ---------
Non-Current Liabilites -
  Long-Term Debt and
    Capitalized Lease Obilgations              $ 71,781       $ 74,268
  Deferred Income Taxes                           6,758          6,653
  Deferred Compensation                           1,366          1,205
  Other                                           3,780          5,541
                                              ---------      ---------
                                               $ 83,685       $ 87,667
                                              ---------      ---------
Shareholders' Investment -
  Common Stock ($.001 par value
     100,000,000 Shares Authorized;
     18,572,140 issued and outstanding)    $         19    $        16
  Paid-in capital                                74,624         35,327
  Retained earnings                              77,218         71,390
                                              ---------      ---------
                                               $151,861       $106,733
                                              ---------      ---------
                                               $325,087       $273,492
                                              =========      =========
See notes to condensed financial statements.
BIG B, INC.
CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS
FOR THE THIRTY-EIGHT AND TWELVE WEEK PERIODS ENDED
OCTOBER 21, 1995 AND OCTOBER 22, 1994
(Unaudited) (Note 2)

                            Thirty-Eight Weeks Ended     Twelve Weeks Ended
                                  10-21-95  10-22-94     10-21-95  10-22-94
                                 --------- ---------    --------- ---------
Net Sales                         $516,054  $475,421    $161,312   $150,143
                                 --------- ---------    --------- ---------
Cost and Expenses:
  Cost of Products Sold          $360,312  $329,081     $113,197  $103,748

Store Operating, Selling and
  Administrative Expenses         129,386   121,736       42,876    39,811

  Depreciation and Amortization     9,624     8,298        3,706     2,884

  Interest Expense                  3,473     3,503        1,115     1,284

  Interest Income                     (41)      (17)          (5)       (2)
                                 --------- ---------    --------- ---------
                                 $502,754  $462,601     $160,889  $147,725
                                 --------- ---------    --------- ---------
Income (Loss) Before Taxes      $  13,300 $  12,820  $       423$    2,418

Provision for Income Taxes          4,990     4,745          160       855
                                 --------- ---------    --------- ---------
Net Income (Loss)              $    8,310$    8,075  $       263 $   1,563

Retained Earnings,
  Beginning of Period              71,390    58,627       77,884    64,022

Dividend Paid                      (2,482)   (1,712)        (929)     (595)
                                 --------- ---------    --------- ---------
Retained Earnings,
  End of Period                  $ 77,218  $ 64,990     $ 77,218  $ 64,990
                                 ========= =========    ========= =========
Net Income Per Common Share (Note 1)
Fully Diluted                       $0.46     $0.49        $0.02     $0.10
                                 ========= =========    ========= =========
Primary                             $0.48     $0.52        $0.01     $0.10
                                 ========= =========    ========= =========

See accompanying notes to condensed financial statements.
                                BIG B, INC.
                CONDENSED STATEMENTS OF CASH FLOWS FOR THE
   THIRTY-EIGHT WEEK PERIOD ENDED OCTOBER 21, 1995, AND OCTOBER 22, 1994
        INCREASE (DECREASE) IN CASH AND TEMPORARY CASH INVESTMENTS
                                               Oct. 21, 1995  Oct. 22, 1994
                                                      (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                  $    8,310     $    8,075
Adjustments to reconcile net income to net cash    ---------      ---------
  provided by (used in) operating activities -
     Depreciation and amortization                    9,624          8,298
     Provision for deferred income taxes                105             75
     Provision for losses on receivables              7,984          5,902
     Provision to value inventories at LIFO cost      1,150          1,400
     Loss on sale of property                            38            348
     Provision for deferred compensation                161             79
     Provision (Recognition) of other
        non-current liability                        (1,761)          ----
     Change in assets and liabilities:
        Increase in accounts receivable              (9,440)        (8,137)
        Increase in other assets                     (2,132)          (317)
        Increase in inventories                     (38,015)       (32,127)
        Increase in prepaid expenses                 (4,751)          (143)
        Increase in accounts payable                  3,951          5,084
        Decrease in accrued income taxes             (1,446)          (615)
        Increase in accrued expenses                  1,762          5,891
                                                  ----------      ---------
            Total adjustments                     $ (32,770)     $ (14,980)
            Net cash provided by (used in)        ----------      ---------
                  operating activities            $ (24,460)    $   (6,905)
                                                  ----------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property                         25             27
  Capital expenditures                              (19,284)       (13,581)
                                                  ----------      ---------
            Net cash used in investing activities  $(19,259)     $ (13,554)
                                                  ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt           14,000         10,375
  Net borrowings (repayments) under
      line of credit agreement                        6,800         12,500
  Principal payments under
      long-term debt and capital lease obligations  (16,487)          (710)
  Proceeds from issuance of common stock             38,327             43
  Dividends paid                                  $  (2,482)    $   (1,712)
            Net cash provided by                  ----------     ----------
              financing activities                 $ 40,158      $  20,496
                                                  ----------     ----------
NET INCREASE (DECREASE) IN CASH
  AND TEMPORARY CASH INVESTMENTS                     (3,561)            37
CASH AND TEMPORARY INVESTMENTS
  AT BEGINNING OF PERIOD                              4,076            419
                                                   ---------     ----------
CASH AND TEMPORARY CASH INVESTMENTS AT END OF PERIOD   $515         $  456
                                                  ==========     ==========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest                                       $  4,254     $    4,155
     Income taxes                                      8,000          5,285

See accompanying notes to condensed financial statements.
             NOTES TO CONDENSED FINANCIAL STATEMENTS
              OCTOBER 21, 1995 AND OCTOBER 22, 1994


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

                           BIG B, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


OPERATING RESULTS

Net Sales

    Sales for the thirty-eight week period increased 8.5% to $516.1 million from $475.4 million in the prior year. Sales for the twelve week period increased 7.4% to $161.3 million from $150.1 million in the prior year. The increase in sales was primarily the result of increased sales in existing stores and stores opened during the period.

Store Cost and Expense

    As a percentage net sales, cost of products sold including distribution center expense increased to 69.8% from 69.2% for the thirty-eight week period and increased to 70.2% from 69.1% for the most recent twelve week period. This increase in cost of good sold was primarily the result of lower pharmacy gross margins in stores operated.

    Store operating, selling and administrative expenses as a percentage of net sales during the thirty-eight week period decreased to 25.1% from 25.6% and remained steady at 26.5% for the most recent twelve week period. The decline in the thirty-eight week period was the result of growth in the Company's net sales and continual expense control.

    Depreciation and amortization as a percentage of net sales increased slightly in both the thirty-eight and twelve week periods. This increase as a percentage of net sales was the result of the increase in total store count open during the period coupled with the installation of an enhanced point of sales system and new pharmacy computer system.

    Interest expense as a percentage of net sales decreased slightly in both the thirty-eight and twelve week periods. This decline was due primarily to lower short term borrowings and generally lower interest rates during the periods.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's capital requirements relate primarily to opening and stocking new stores, acquiring stores, refurbishing existing stores and supporting inventory for the Company's existing stores. Historically, the Company has been able to lease its store locations and has financed its expansion and operations from internally generated cash flows, the net proceeds of securities offering and borrowed funds. Currently, the Company owns the land and buildings of only two of its drug stores.

    The Company plans to open 20 to 25 new stores in fiscal year 1996 and 25 to 30 new store in fiscal year 1997 at an anticipated aggregate capital outlay of $8.0 to $10.0 and $10.0 to $12.0 million, respectively. Most of the new stores will be Big B Drugs store. The cost of fixtures, equipment and inventory to open a new drug store is approximately $400,000 for a Big B Drugs store and approximately $1.1 million for a Drugs for Less store. Additionally, in fiscal 1996, the Company plans to complete installation of an enhanced pharmacy computer system at a cost of approximately $10.0 million. The Company believes that internally generated funds, the proceeds of a security offering, and borrowings on its line of credit and revolving credit facility will be adequate to fund the capital requirements noted above.

                           BIG B, INC.
                        OTHER INFORMATION



    The Company was not required to file and did not file any report on Form 8-K during the twelve weeks ended October 21, 1995.




                           SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   BIG B, INC.

                                   REGISTRANT


                                   DATE:  December 5, 1995



                                   /s/ Michael J. Tortorice
                                   Michael J. Tortorice
                                   Vice President of Finance*







*Both duly authorized officer and principal financial officer.