Form 10-K
period 1996-02-03
BIG B INC
filed 1996-05-02
CIK 352720

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                 FORM 10-K

     (Mark One)
     [x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the fiscal year ended February 3, 1996

     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the transition period from         to

                      Commission File Number 0-10506

                               BIG B, INC.
          (Exact Name of Registrant as Specified in its Charter)

                      Alabama                                63-06325521
          (State or Other Jurisdiction of                  (I.R.S. Employer
           Incorporation or Organization)               Identification No.)

         2600 Morgan Road, S.E., Birmingham, Alabama                35023
         (Address of Principal Executive Offices)                (Zip Code)

                               205/424-3421
           (Registrant's Telephone Number, Including Area Code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of Big B, Inc. as of April 26, 1996, was approximately $171,905,968.50.

As of April 1, 1996, the number of shares of Big B, Inc. Common Stock outstanding was 18,572,647.

                    DOCUMENTS INCORPORATED BY REFERENCE

               (2) Part III incorporates by reference portions of the Big B, Inc. Annual Proxy Statement for the fiscal year ended February 3, 1996 (to be filed with the Commission on or about April 27, 1996).

                             TABLE OF CONTENTS

       Item                                                 Page
       ----                                                  ----
Part I    1    Business.                                      1

          2    Properties.                                    7

          3    Legal Proceedings.                             8

          4    Submission of Matters to a Vote of Security
               Holders.                                       8

Part II   5    Market for Registrant's Common Equity and
               Related Stockholder Matters.                   8

          6    Selected Financial Data.                      10

          7    Management's Discussion and Analysis of
               Financial Condition and Results of Operations.11

          8    Financial Statements and Supplementary Data.  14

          9    Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure.       14

Part III  10   Directors and Executive Officers of
               the Registrant.                               14

          11   Executive Compensation.                       14

          12   Security Ownership of Certain Beneficial
               Owners and Management.                        14

          13   Certain Relationships and Related
               Transactions.                                 15

Part IV   14   Exhibits, Financial Statement Schedules,
               and Reports on Form 8-K.                      15

               Index to Consolidated Financial Statements    16

                                  PART I

ITEM 1.   BUSINESS.

General

The Company operates a chain of 384 stores throughout a five state area in the southeastern United States. The Company operates its drug stores under the names "Big B Drugs" and "Drugs for Less". Also, the Company operates five home healthcare stores under the name "Big B Home Health Care Center." The Company is one of the largest drug store chains in this five state area with 170 stores in Alabama, 161 in Georgia, 23 in Florida, 23 in Tennessee and seven in Mississippi. All of the Company's stores are within a 400 mile radius of its distribution center in Birmingham, Alabama. In addition to prescription drugs and services, the Company's drug stores offer a broad range of health and beauty aids, cosmetics, greeting cards, convenience foods, photo processing services and other general merchandise. The Company intends to continue to concentrate its future growth in this five state area to take advantage of the available economies of scale in advertising, distribution and supervision and the competitive advantage for the Company in marketing to third-party payment plans.

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

During the last several years, a growing percentage of prescription drug sales throughout the industry has been accounted for by sales to customers who are covered by third-party payment plans. According to IMS America, in 1995, third-party payment plan sales represented approximately 58.3% of total prescription drug sales in the United States. In a typical third-party payment plan, the drug store company has a contract with a third-party payor, such as an insurance company, HMO, PPO, other managed care provider, government agency or private employer, which agrees to pay for part or all of a customer's eligible prescription purchases. Although third-party payment plans often provide a high volume of prescription sales, such sales typically generate lower gross margins than other prescription sales due principally to the highly competitive nature of this business and recent efforts by third-party payment plans to contain costs. The Company believes larger drug store chains, such as the Company, are better able to service the growing third-party payment plan segment than independent drug stores and smaller chains as a result of the larger chains' more sophisticated technology systems, larger number of stores and greater penetration within their markets.

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

Strong demographic trends have also contributed to changes in the drug store industry, as a significant portion of the United States population ages. This trend has had, and is expected to continue to have, a marked effect on the pharmacy business in the United States because consumer prescription and over-the-counter drug usage generally increases with age. The group of persons over age 40 is a rapidly growing segment of the U.S. population. According to industry sources, in 1994, this segment represented approximately 39% of the population, although it consumed approximately 58% of all prescriptions sold in the United States. This segment is projected to increase to 43% of the population by the year 2000. The average per person prescription usage in the United States is approximately 7.4 prescriptions per year, which increases to approximately
6.7 and 16.5 prescriptions filled per year for persons ages 20-64 and 65 and over, respectively.

Drug store chains and independent drug stores represent approximately 39% and 27%, respectively, of the U.S. retail pharmacy market, including mass merchandisers, food stores, staff model HMOs, clinics, mail order companies, independent pharmacies and chain pharmacies. In response to a number of factors, including the aging of the United States population, mass merchandisers (including discounters and deep discounters), supermarkets, combination food and drug stores, mail order distributors, hospitals, HMOs and other managed care providers have entered the pharmacy industry. Supermarkets, including food and drug stores, and mass merchandisers each represent approximately 11% of the retail pharmacy market in the United States.

Business Strategy

Factors in the Company's business strategy which have been key in the growth of the Company's operations are:

New Stores and Acquisitions. The Company seeks to achieve and maintain a leading market share in those markets in which it operates by continually acquiring and establishing stores at strategic locations in those markets. This expansion is accomplished through new store openings and through the acquisition of existing chain drug stores and independent drug store operations. The Company presently plans to limit its expansion to markets which can be served by its existing Birmingham distribution center, which the Company believes can serve up to 600 stores. The Company believes that there is ample opportunity for additional expansion in the southeastern United States and that it will benefit from the economies of scale associated with expansion in its present market area.

Focus on Pharmacy Operations. The Company intends to continue to place special emphasis on its pharmacy operations through computer technology to provide better information and service to customers in the stores, through the continued development of marketing strategies to increase the customer base for the Company's stores, including prescription programs tailored to individual employer groups and health maintenance organizations, and through the development of new markets for pharmacy sales outside of the Company's stores, such as the Company's mail order prescription drug program.

Customer Satisfaction. The Company emphasizes customer service and convenience in its store operations. The Company's merchandising strategy is to offer brand name merchandise under a value pricing policy, with prices generally at or below those of other conventional drug stores.

Pharmacy Products and Services

The primary focus of the Company's business is its pharmacy operations, which offer both brand name and generic prescription drugs. The Company strives continually to improve these operations in an effort to build customer loyalty and increase customer traffic in its stores. The Company believes that its prescription drug business will continue to represent a significant portion of its sales and profits due to the demographic trend towards an aging population, the continued development of new pharmaceutical products and changing trends in the delivery of healthcare.

The Company is actively seeking to increase its participation in third-party pay reimbursement programs. These programs generally involve a contract between the Company and a third-party payor, such as a private employer, an insurance company, or a health maintenance organization, which agrees to pay part or all of a customer's eligible prescription purchases. While these third-party pay contracts often provide an increase in the volume of prescription sales, these sales typically generate lower gross margins than other sales due to the highly competitive nature of pricing for this business. In fiscal 1996, third-party pay reimbursement programs represented approximately 66% of the Company's prescription business, compared to approximately 25% for fiscal 1992.

The Company has also initiated other prescription services and programs in an effort to increase the Company's prescription drug sales. In addition, the Company operates a mail order prescription drug program, which has grown from approximately $100,000 in prescription drug sales in fiscal 1993, to $1.8 million in fiscal 1996. The Company believes there are significant opportunities for increasing prescription drug sales through these services.

The Company also believes that its computerized pharmacy inventory and customer account records system is significant to the success of its pharmacy operations. This system maintains on-line pharmacy inventory records and calculates the prices of all prescriptions filled. The system also maintains current customer information, including medical history and other information furnished by the customer and a list of all prescription medicine purchased by the customer from the Company. Each time a new prescription is filled by the Company, the patient information is updated and the prescription is analyzed in an attempt to assure its compatibility with other medication prescribed for the customer. In addition, the system supplies information concerning drug purchases to customers for income tax purposes, prepares prescriptions labels and receipts, and expedites the collection of amounts due the Company under third-party pay reimbursement programs.

General Merchandise

The typical Big B drug store emphasizes brand name merchandise and offers a broad range of nonprescription medications and general merchandise at competitive prices that are generally at or below those of other conventional drug stores. Major year-round product lines include health and beauty aids, cosmetics, books and magazines, tobacco products, convenience foods, greeting cards, toys, small electrical appliances, electronics, photo processing services and household items. Big B drug stores also feature seasonal merchandise such as Christmas items, holiday greeting cards, special candies, beach and pool supplies and other seasonal products. The Company continually revises and updates the product mix in its stores in line with customer needs and retail trends.

In addition to brand name merchandise, the Company has a private label merchandise program which includes health and beauty aids, household products and nonprescription drugs. The Company's private label merchandise program offers quality merchandise at prices substantially lower than comparable brand name merchandise. At the present time, the Company's private label program does not represent a material portion of the Company's nonprescription sales.

Advertising

The Company promotes the sale of its merchandise primarily through a combination of newspaper advertising and full color inserts. The Company also uses direct mail circulars, television advertising and radio advertising. The Company's concentration of stores within its markets enables it to achieve economies of scale in advertising and marketing expenditures and also enables the Company to negotiate favorable rates for advertising time and print production. The Company believes that its current level of advertising expenditures is appropriate to support its existing marketing strategies.


Expansion

The Company's growth strategy is to expand, principally in its present market area in the southeastern United States, through new store openings and acquisitions of existing chain drug stores. The Company believes that significant opportunities remain in this region. The Company will focus its expansion within a 400 mile radius of its Birmingham distribution center and will seek to achieve a dominant position in its markets before expanding into new areas. The Company believes that its distribution center of 440,000 square feet is capable of serving up to 600 stores.

Acquisitions

The Company continually seeks to identify appropriate acquisition candidates in its markets. In addition, the Company periodically acquires the pharmacy inventory and customer prescription files of independent drug stores that complement the Company's existing stores.

Store Development

The following table sets forth, for the periods indicated, certain information concerning the Company's drug stores:

                                               Fiscal Years Ended
                                        1/29/94   1/28/95   2/3/96
                                        -------   -------   ------
Stores open, beginning of period          304        354       367

Stores added                               55         16        23

Stores closed                              (5)        (3)        6

Stores open, end of period                354        367       384
                                          ===        ===       ===

Purchasing, Distribution and Management Information System

The Company centrally purchases most of its merchandise, including prescription drugs, directly from manufacturers, allowing it to take advantage of promotional and volume discount programs that certain manufacturers offer to retailers. During fiscal 1996, approximately 66% of the merchandise purchased by the Company for its drug stores was received at the Company's distribution center for redistribution to its drug stores. The balance of store merchandise is shipped directly to the Company's drug stores from manufacturers and distributors at prices negotiated at the corporate level. The Company does not have any long-term contracts with suppliers and believes it has numerous alternative sources of supply for the merchandise sold in its stores. The Company has implemented electronic data interchange ("EDI") with certain of its major suppliers. The implementation of EDI allows for the paperless ordering of products with immediate confirmation from the vendor on price, delivery terms and amount of goods ordered, and should allow the Company to reduce lead time on orders and improve cash flow by reducing the amount of inventory required to be kept on hand.

Store orders are processed by computer and assembled at the distribution center for delivery to stores through a fleet of trailers and trucks leased by the Company. The distribution center utilizes state-of-the-art computer and conveyor systems to monitor the amount and location of inventory within the distribution center and to handle the movement of items from the receiving dock to the racks to the loading dock for delivery to the stores. The distribution center's computer system also assists in planning and monitoring the utilization of distribution center personnel. The Company's stores typically receive deliveries from the distribution center weekly.

The Company has installed point of sale scanning equipment in all of its drug stores. This equipment connects in-store computer systems to the distribution center computer system for inventory reporting purposes and facilitates automated direct store ordering of inventory.

Store Operations

The Company's Big B stores are generally located in strip shopping centers or are freestanding and generally range in size from 7,000 to 12,000 square feet, with an average size of approximately 9,000 square feet. The typical Big B drug store is open every day of the year, except Christmas, generally from 8:00 A.M. until 9:00 P.M. (10:00 A.M. until 7:00 P.M. on Sundays). Stores at selected locations are open until midnight or on a twenty-four hour basis, depending upon local market needs. Big B drug stores generally are operated on a self-service basis for non-pharmacy items, with customer assistance available when required. The pharmacy departments are staffed by registered pharmacists.

Store operations are the responsibility of the Vice President - Store Operations, who supervises the Company's two regional managers and fifteen district managers. Each district manager is responsible for the drug stores in his district and regularly visits those stores to assure quality of merchandise presentation, appropriate staffing and adherence to the Company's operating policies. In an effort to increase employee productivity, improve employee retention, and enhance customer service, the Company utilizes an incentive compensation plan with established goals for each level of employees, including store clerks, under which bonuses are based on these goals. The management staff of a typical drug store includes a manager, an assistant manager and two pharmacists, whose incentive compensation is based upon the profitability of the store.

Drugs for Less

The Company operates 23 deep discount drug stores under the name "Drugs for Less." Each store contains a pharmacy and emphasizes higher turnover merchandise such as health and beauty aids, cosmetics, tobacco products, photo processing services, stationery, household items, greeting cards, snacks and candies. The Company attempts to achieve higher sales volume in its Drugs for Less stores by offering its products at prices competitive with other deep discount operations. The Drugs for Less stores range in size from approximately 10,000 to 29,000 square feet, with an average size of approximately 20,000 square feet, and are generally located on major traffic arteries in the Company's larger metropolitan markets.

Home Health Care

The Company operates six home health care stores under the name "Big B Home Health Care Center." These stores offer home health care products for sale or rent, including oxygen concentrators, wheelchairs, hospital beds, other convalescent equipment and accessories, and diabetic supplies. Each store is staffed by trained technicians offering services ranging from home delivery and set-up of equipment to completion of necessary forms for insurance and Medicare claims. Many of the products sold by the home health care stores can be purchased at the Company's drug stores, and all of these products can be ordered by catalog through the drug stores.

Regulation

The Company's pharmacists and pharmacies are required to be licensed by the appropriate state boards of pharmacy. The Company's drug stores and its distribution center are also registered with the Federal Drug Enforcement Administration. Certain of the stores sell beer and wine and are subject to various state and local licensing requirements. By virtue of these licenses and registration requirements, the Company is obligated to observe certain rules and regulations, and a violation of such rules and regulations could result in a suspension or revocation of the licenses or registrations. Under the Omnibus Budget Reconciliation Act of 1990, the Company's pharmacists are required to offer counseling, without additional charge, to customers covered by Medicare about the medication, dosage, delivery system, common side effects and other information deemed significant by such pharmacists. This prospective drug review program was enacted to insure that prescriptions for covered drugs are appropriate, medically necessary and not likely to cause adverse medical results.

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


Employees

As of March 1, 1996, the Company employed approximately 6,300 persons. The Company believes that its relationship with its employees is good.


ITEM 2.   PROPERTIES.

The Company owns the furniture and fixtures in each of its stores. However, with the exception of three store owned by the Company, the Company leases the land and buildings for all of its stores under standard commercial leases with terms of typically between 15 to 20 years and renewal provisions for additional terms. The leases provide for the payment of either a fixed rental or a fixed rental plus a percentage of gross sales in excess of a specified amount. Certain of the leases also provide for the payment by the Company of increases in real estate taxes and insurance premiums. Big B is continuing to make lease payments under leases for certain store locations at which the Company's drug stores have been closed. No single lease is material to the Company's operations.

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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Big B, Inc. did not submit any matters to a vote of its security holders during the fourth quarter of its fiscal year ended February 3, 1996.


                                  PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

The Company's Common Stock is traded in the over-the-counter market and is quoted on the NASDAQ National Market System under the symbol BIGB. The following table sets forth, for the fiscal periods indicated, the reported high and low sale prices, as reported by National Quotation Bureau, Inc.

     Fiscal 1995                             High           Low
     Quarter ended May 7, 1994......         $12-1/2        $ 9-7/8
     Quarter ended July 30, 1994....         12-1/8         10-5/8
     Quarter ended October 22, 1994..        12-1/8         10-3/8
     Quarter ended January 28, 1995..        14-1/2         11-1/2

     Fiscal 1996                             High           Low
     Quarter ended May 8, 1995.......        $15-1/4        $13
     Quarter ended July 29, 1995......       15-1/8         13-7/8
     Quarter ended October 26, 1995...       16-1/8         14-5/8
     Quarter ended February 3, 1996...       15             7-1/2

On April 1, 1996, the closing sale price for the Company's Common Stock was $10-3/8 per share. As of April 1, 1996, there were 2,234 holders of record of the Company's Common Stock.

The following table sets forth the dividends paid by Big B, Inc. to its shareholders during the last two fiscal years. Big B, Inc. intends to continue its policy of paying quarterly cash dividends. Future dividends will be dependent, however, upon the Company's earnings, financial requirements and other relevant factors.

For Fiscal Year Ended:        January 29, 1995    February 3, 1996
First Quarter                 $.04                $.04
Second Quarter                $.04                $.05
Third Quarter                 $.04                $.05
Fourth Quarter                $.04                $.05

ITEM 6. SELECTED FINANCIAL DATA.

                                  BIG B, INC.
                             SELECTED FINANCIAL DATA
                 (Amounts in thousands, except per share data)

                     February 3, January 28, January 29, January 30, February 1,

                        1996        1995        1994       1993         1992
                     __________  ___________ ___________ ___________ ___________

                     (53 Weeks)   (52 Weeks)  (52 Weeks)  (52 Weeks)  (52 Weeks)

INCOME STATEMENT DATA:
Net sales              $737,146     $668,205    $595,712    $502,712   $487,890
Net income                2,624       15,097      11,752       9,205      6,542
Net income per share:
     Primary               0.15         0.97        0.76        0.60       0.43
     Fully diluted         0.15         0.89        0.72        0.60       0.43
                       ________     ________     _______     _______    _______

Weighted average number
of common shares and
equivalents outstanding:
     Primary         17,815,609  15,561,205   15,471,402  15,375,766  15,293,706

     Fully diluted   21,124,671  18,921,613   18,301,980  15,375,766  15,293,706

                     ==========  ==========   ==========  ==========  ==========


DIVIDENDS PER SHARE       $0.19       $0.15        $0.12       $0.10       $0.06

                     ==========  ==========   ==========  ==========  ==========


BALANCE SHEET DATA:
Working capital        $146,004    $120,670     $107,165   $  85,277   $  61,210

Total assets            298,836     273,492      233,100     181,915     179,774

Long-term debt
  and capitalized
  lease obligations      73,171      74,268       63,476      40,618      31,854

                     ==========  ==========   ==========  ==========    ========


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Operating Results

     Net Sales--Net sales for the 53-week fiscal year 1996 increased 10.3% to a record $737.1 million from $668.2 million in the 52-week fiscal year 1995. The increase in net sales for the year resulted primarily from sales increases in existing stores. Comparable store sales increased 5.5% during the year ended February 3, 1996. Management believes that net sales will continue to be positively impacted by the use of point-of-sale data, product mix improvements, acquisitions of independent pharmacies in order to consolidate their pharmacy files into existing store locations and by the addition of new stores. The Company operated 384 stores at February 3, 1996, compared to 367 stores operated at January 28, 1995.

     Prescription drug sales have grown as a percentage of net sales, increasing to 50.7% in fiscal 1996 from 49.1% in fiscal 1995 and 46.7% in fiscal 1994. This increase is a result of increased participation by the Company in third-party payment plans, the demographic trend toward an aging population and the continued development of new pharmaceutical products. Third-party prescription sales represented 66%, 56%, and 48% of the Company's prescription sales in fiscal 1996, 1995, and 1994, respectively. Third-party payors typically negotiate lower prescription prices than those on non third-party prescriptions. The result has been significantly decreased gross profit margins on the Company's prescription sales, especially impacting fiscal 1996.

     Management expects third-party pharmacy sales as a percentage of total pharmacy sales to continue to increase in the foreseeable future and pharmacy margins to further decline as a result. Management anticipates that further declines in pharmacy margins, as a result of increased third-party sales, will be at a level which will not significantly impact net income and will be substantially offset by the additional sales volume and gross profit dollars generated from the increased third-party sales, improved purchasing arrangements for pharmaceutical products, continued contract negotiations with third-party payors, the marketing of value-added pharmacy services, and the use of point-of-sale data to improve gross margins for non-pharmacy sales.

     Net sales increased 12.2% to $668.2 million in fiscal 1995 from $595.7 million in fiscal 1994. The increase in net sales in fiscal 1995 was the result of an increase in comparable store sales of 7.1% and sales of new stores opened. The Company operated 354 stores at January 29, 1994, compared to 367 stores operated at January 28, 1995.

     Store Cost and Expense--Cost of products sold, including warehouse expense, as a percentage of net sales increased to 70.7% in fiscal 1996 from 69.0% in fiscal 1995 and 69.3% in fiscal 1994. As discussed above, the increase in cost of products sold as a percentage of net sales in fiscal 1996 resulted primarily from the continued increase in third-party prescription sales with lower gross profit margins than non third-party prescription sales. The LIFO charge was $1.5 million in fiscal 1996 compared to $3 million and $1.4 million in fiscal 1995 and 1994, respectively. The decrease in cost of products sold as a percentage of net sales in fiscal 1995 was primarily from improved distribution center efficiencies.Store operating, selling, and administrative expenses as a percentage of net sales increased to 26.2% in fiscal 1996 from 24.9% in fiscal 1995 and 25.4% in fiscal 1994. The increase as a percentage of net sales in fiscal 1996 was the result of certain nonrecurring fourth quarter adjustments aggregating $8.6 million. Among these fourth quarter adjustments, the Company utilized data from the newly installed point-of-sale system to establish reserves for store fixtures which will become obsolete as store layouts are altered to better meet customer needs. The Company also obtained an actuarially-based estimate of its self-insured workers' compensation reserve requirement and recorded a $1.7 million adjustment to increase its workers' compensation reserve to the actuarially determined amount as a change in accounting estimate.

     Depreciation and amortization as a percentage of net sales increased slightly in fiscal 1996 to 1.8% from 1.7% in fiscal years 1995 and 1.6% in fiscal 1994. The slight increase in both fiscal years was primarily due to the completion of a pharmacy computer system in fiscal 1996 at a cost of approximately $10 million and the completion of an enhanced point-of-sale system at a cost of approximately $9 million in fiscal 1995.

     Gain--Loss on Sale and Disposition of Property--Net gain on the disposal of property was $.4 million in fiscal 1996 as compared to losses of $1.2 million and $.3 million in fiscal years 1995 and 1994. The net gain in fiscal 1996 was primarily due to the sale of the fixtures and related assets of the Company's nursing home service. The loss in fiscal year 1995 was due to the disposal of old register systems upon the installation of a new point-of-sale system for all the Company's stores. The loss in fiscal 1994 was due to normal replacement of assets in the course of business.

     Interest Expense--Interest expense during the periods arises from $40.3 million in 6-1/2% convertible subordinated debentures which were issued in a public offering in fiscal 1994, a revolving credit facility, and a bank line of credit. Interest expense increased to $5.1 million in fiscal 1996 from $4.4 million in fiscal 1995. This increase was due primarily to higher short-term borrowings and generally higher interest rates during the periods.

     Provision for Income Taxes--The Company's effective tax rate increased to 44% in fiscal 1996. It was 37% in fiscal 1995 and 36% in fiscal 1994. The fiscal 1996 increase is due to the level of permanent differences on a lower pretax base and is illustrated in Note 9 in the accompanying consolidated financial statements.

Liquidity and Capital Resources

     The Company's capital requirements relate primarily to opening and stocking new stores, acquiring stores, and refurbishing existing stores. Capital is also required to support inventory for the Company's existing stores. Historically, the Company has been able to lease its store locations and has financed its expansion and operations from internally generated cash flows, the net proceeds of securities offerings, and borrowed funds. Currently, the Company owns the land and buildings of only three of its drug stores.

     In recent years, net cash has been provided by operating activities; $13.8 million and $1.1 million in fiscal 1995 and 1994, respectively. However, in fiscal 1996 operations required $13.9 million in cash primarily representative of increases in inventories and accounts receivable.

     Net cash used in investing activities was $21 million, $22.6 million, and $19.5 million in fiscal 1996, 1995, and 1994, respectively. These amounts primarily reflect capital expenditures for the pharmacy computer system, point-of-sale system, new stores as well as continued improvements to existing stores and the Company's distribution center. In fiscal 1994, $16.5 million of the $19.5 million represented a net cash payment for the Treasury acquisition.

     In fiscal 1996, net cash provided by financing activities was $31.3 million and consisted of a first quarter public offering of 2.9 million shares of stock which provided $38.6 million of cash offset by dividend payments of $3.4 million and retirement of debt totaling $3.9 million. In fiscal 1995, net cash provided by financing activities was $12.4 million and consisted of $15.6 million in net borrowings under line of credit agreements, $.3 million in proceeds from the issuance of long-term debt, offset by $2.3 million of dividends paid, and $1.2 million in principal payments on long-term debt and capital lease obligations. In fiscal 1994, net cash provided by financing activities was $17.8 million and consisted of a $40.3 million 6-1/2% convertible subordinated debenture offering, offset by $19.1 million of net line of credit repayments, $1.8 million of dividends paid, and $1.6 million in principal payments on long-term debt and capital lease obligations.

     The Company plans to open 25 to 30 new stores in both fiscal 1997 and fiscal 1998 at an anticipated aggregate capital outlay of $10 million to $12 million in each fiscal year. Most of the new stores will be Big B Drugs stores. The cost of fixtures, equipment and inventory to open a new drug store is approximately $400,000 for a Big B Drugs store and approximately $1.1 million for a Drugs for Less store. The Company believes that internally generated funds and borrowings on its line of credit and revolving credit facility will be adequate to fund the capital requirements noted above.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Company's Consolidated Balance Sheets as of January 28, 1995, and February 3, 1996 and its Consolidated Statements of Operations, Cash Flows and Shareholders' Investment for the fiscal years ended January 29, 1994,
 January 28, 1995, and February 3, 1996, together with a report of Arthur Andersen LLP, independent public accountants, are included elsewhere herein. Reference is made to the "Index to Consolidated Financial Statements."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.


                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information set forth under the captions "NOMINEES" and "OFFICERS," appearing in the Big B, Inc. Annual Proxy Statement for the fiscal year ended February 3, 1996, is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION.

The information set forth under the captions "BOARD OF DIRECTORS" and "COMPENSATION TO EXECUTIVE OFFICERS," appearing in the Big B, Inc. Annual Proxy Statement for the fiscal year ended February 3, 1996, is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information set forth under the captions "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" and "NOMINEES", appearing in the Big B, Inc. Annual Proxy Statement for the fiscal year ended February 3, 1996, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information set forth under the caption "INTEREST OF OFFICERS, DIRECTORS AND OTHERS IN CERTAIN TRANSACTIONS" appearing in the Big B, Inc. Annual Proxy Statement for the fiscal year ended February 3, 1996, is incorporated herein by reference.


                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)(1) and (2)  FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

The financial statements and schedules listed in the accompanying index to the consolidated financial statements on page 18 are filed as part of this Annual Report on Form 10-K.

     (a)(3)  EXHIBITS

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

     (b) No Form 8-K was filed by Big B, Inc. during the last quarter of the fiscal year ended February 3, 1996.

     (c) Exhibits. See Item 14(a)(3) above and the separate Exhibit Index attached hereto.

     (d)  Financial Statement Schedules.  See Item 14(a)(2) above.

                                  BIG B, INC.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                      [AND FINANCIAL STATEMENT SCHEDULE]

                                                                          Page
                                                                          ----
CONSOLIDATED FINANCIAL STATEMENTS:
     Report of Independent Public Accountants. . . . . . . . . . . . . . . .17
     Balance Sheets as of January 28, 1995, and February 3, 1996 . . . . . .18
     Statements of Operations for Fiscal Years Ended January 29, 1994,
        January 28, 1995, and February 3, 1996 . . . . . . . . . . . . . . .20
     Statements of Shareholders' Investment for Fiscal Years Ended
        January 29, 1994, January 28, 1995, and February 3, 1996 . . . . . .21
     Statements of Cash Flows for Fiscal Years Ended January 29, 1994,
        January 28, 1995, and February 3, 1996.. . . . . . . . . . . . . . .22
     Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . .25

SUPPLEMENTAL FINANCIAL STATEMENT SCHEDULE:
     Schedule II - Valuation and Qualifying Accounts . . . . . . . . . . . .40


               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Big B, Inc.:

     We have audited the accompanying consolidated balance sheets of Big B, Inc. (an Alabama corporation) and subsidiaries as of February 3, 1996 and January 28, 1995 and the related consolidated statements of operations, shareholders' investment, and cash flows for each of the three fiscal years in the period ended February 3, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Big B, Inc. and subsidiaries as of February 3, 1996 and January 28, 1995 and the results of their operations and their cash flows for each of the three fiscal years in the period ended February 3, 1996 in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The following Schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic consolidated financial statements. This information has been subjected to auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

                                 ARTHUR ANDERSEN LLP


Birmingham, Alabama

March 11, 1996

                                        BIG B, INC.
                                 CONSOLIDATED BALANCE SHEETS
                           FEBRUARY 3, 1996 AND JANUARY 28, 1995

                                                    1996              1995
                                                ------------     ------------
ASSETS
CURRENT ASSETS:
   Cash and temporary cash investments          $    491,000     $  4,076,000
   Accounts receivable, net                       22,659,000       20,317,000
   Inventories                                   179,400,000      169,473,000
   Prepaid expenses and other                      6,330,000        3,750,000
   Refundable income taxes                         3,037,000                0
   Deferred income taxes, net                      2,539,000        2,146,000
                                                ------------     ------------
       Total current assets                      214,456,000      199,762,000
                                                ------------     ------------
PROPERTY AND EQUIPMENT:
   Land                                            1,332,000          958,000
   Buildings                                      10,131,000        9,114,000
   Store fixtures and equipment                   86,636,000       81,393,000
   Warehouse and office equipment                 12,873,000       12,692,000
   Leaseholds and leasehold improvements          11,644,000       11,345,000
                                                ------------     ------------
                                                 122,616,000      115,502,000
   Less accumulated depreciation
     and amortization                            (47,847,000)     (49,774,000)
                                                ------------     ------------
                                                  74,769,000       65,728,000
   Investment in property under
     capital leases, net                           1,456,000        1,316,000
                                                ------------     ------------
                                                  76,225,000       67,044,000
                                                ------------     ------------
OTHER ASSETS                                       8,155,000        6,686,000
                                                ------------     ------------
                                                $298,836,000     $273,492,000
                                                ============     ============








The accompanying notes are an integral part of these consolidated balance sheets.

                                         BIG B, INC.
                                 CONSOLIDATED BALANCE SHEETS
                           FEBRUARY 3, 1996 AND JANUARY 28, 1995
                                        (CONTINUED)

                                                    1996              1995
                                                ------------     ------------
LIABILITIES AND SHAREHOLDERS' INVESTMENT
CURRENT LIABILITIES:
   Current maturities of long-term debt and
     capitalized lease obligations              $  1,057,000     $  1,028,000
   Notes payable to banks                          4,700,000        7,000,000
   Accounts payable                               49,525,000       56,071,000
   Accrued payroll and related expenses            6,646,000        7,220,000
   Other accrued expenses                          6,524,000        6,327,000
   Accrued income taxes                                    0        1,446,000
                                                ------------     ------------
       Total current liabilities                  68,452,000       79,092,000
                                                ------------     ------------
NONCURRENT LIABILITIES:
   Long-term debt                                 71,772,000       72,986,000
   Capitalized lease obligations                   1,399,000        1,282,000
   Deferred income taxes, net                      5,169,000        6,653,000
   Deferred compensation                           1,780,000        1,205,000
   Other                                           5,016,000        5,541,000
                                                ------------     ------------
                                                  85,136,000       87,667,000
                                                ------------     ------------
COMMITMENTS AND CONTINGENCIES (Notes 2, 3, 4, 6, 7, and 8)
SHAREHOLDERS' INVESTMENT:
   Common stock, $.001 par value; 100,000,000 shares
     authorized, 18,572,341 shares issued and
     outstanding in 1996; and 40,000,000 shares
     authorized, 15,586,575 shares issued and
      outstanding in 1995                             19,000           16,000
   Paid-in capital                                74,626,000       35,327,000
   Retained earnings                              70,603,000       71,390,000
                                                ------------     ------------
       Total shareholders' investment            145,248,000      106,733,000
                                                ------------     ------------
                                                $298,836,000     $273,492,000
                                                ============     ============





The accompanying notes are an integral part of these consolidated balance sheets.





                                      BIG B, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE FISCAL YEARS ENDED FEBRUARY 3, 1996, JANUARY 28, 1995, AND JANUARY 29, 1994

                                                1996         1995          1994
                                          ------------  ------------  ------------
                                             (53 Weeks)   (52 Weeks)    (52 Weeks)

NET SALES                                 $737,146,000  $668,205,000  $595,712,000
                                          ------------  ------------  ------------
Cost and expenses:
Cost of products sold, including warehouse
  expense                                  521,186,000   460,925,000   412,560,000
Store operating, selling, and
  administrative expenses                  193,330,000   166,670,000   151,072,000
Depreciation and amortization               13,294,000    11,209,000     9,632,000
(Gain) loss on sale and
  disposition of property, net                (417,000)    1,214,000       257,000
Interest expense                             5,077,000     4,435,000     3,909,000
Interest income                                (48,000)      (23,000)     (152,000)
                                          ------------  ------------  ------------
                                           732,422,000   644,430,000   577,278,000
                                          ------------  ------------  ------------
   Income before income taxes                4,724,000    23,775,000    18,434,000
                                          ------------  ------------  ------------
PROVISION FOR INCOME TAXES                   2,100,000     8,678,000     6,682,000
                                          ------------  ------------  ------------
Net income                                  $2,624,000   $15,097,000   $11,752,000
                                          ============  ============  ============

NET INCOME PER COMMON SHARE:
Primary                                          $0.15         $0.97         $0.76
Fully diluted                                     0.15          0.89          0.72
                                          ============  ============  ============

AVERAGE COMMON SHARES AND
   EQUIVALENTS OUTSTANDING:
    Primary                                 17,815,609    15,561,205    15,471,402
    Fully diluted                           21,124,671    18,921,613    18,301,980
                                          ============  ============  ============

The accompanying notes are an integral part of these consolidated statements.

                                      BIG B, INC.
                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
            FOR THE FISCAL YEARS ENDED FEBRUARY 3, 1996, JANUARY 28, 1995,
                                  AND JANUARY 29, 1994

                                   Common  Stock
                              ----------------------
                              Number                      Paid-In       Retained
                              of Shares     Amount        Capital       Earnings
                              ----------   ---------     -----------   -----------
BALANCE, January 30, 1993      7,708,410   $  77,000     $33,739,000   $48,654,000
Net income                             0           0               0    11,752,000
Cash dividends ($.12 per share)        0           0               0    (1,779,000)
Exercise of stock options         33,061       1,000         266,000             0
Common stock issued to 401(k)
   profit sharing plan            20,000           0         395,000             0
Issuance of shares in
   connection with a
   two-for-one stock split     7,742,326      78,000         (78,000)            0
Effect of recapitalization             0    (140,000)        140,000             0
                              ----------   ---------     -----------   -----------
BALANCE, January 29, 1994     15,503,797      16,000      34,462,000    58,627,000
Net income                             0           0               0    15,097,000
Cash dividends ($.15 per share)        0           0               0    (2,334,000)
Exercise of stock options         27,778           0         267,000             0
Common stock issued to 401(k)
   profit sharing plan            55,000           0         598,000             0
                              ----------   ---------     -----------   -----------
BALANCE, January 28, 1995     15,586,575      16,000      35,327,000    71,390,000
Net income                             0           0               0     2,624,000
Cash dividends ($.19 per share)        0           0               0    (3,411,000)
Exercise of stock options         53,891           0         688,000             0
Common stock issued in
   public offering             2,905,750       3,000      38,244,000             0
Common stock issued for
   business acquired              25,232           0         354,000             0
Common stock issued
 for compensation                    893           0          13,000             0
                               ---------   ---------     -----------   -----------
BALANCE, February 3, 1996     18,572,341 $    19,000     $74,626,000   $70,603,000
                              ----------   ---------     -----------   -----------

 The accompanying notes are an integral part of these consolidated statements.

                                      BIG B, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE FISCAL YEARS ENDED FEBRUARY 3, 1996, JANUARY 28, 1995,
                                 AND JANUARY 29, 1994

                                        1996           1995           1994
                                    -----------    -----------    -----------
                                    (53 Weeks)     (52 Weeks)     (52 Weeks)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                          $ 2,624,000    $15,097,000    $11,752,000
                                    -----------    -----------    -----------
Adjustments to reconcile net income
 to net cash provided by (used in)
 operating activities:
   Depreciation and amortization     13,294,000     11,209,000      9,632,000
   Provision (credit) for deferred
    income taxes                     (1,877,000)     1,047,000       (532,000)
   Provision for losses on
    receivables                      10,307,000      8,713,000      6,211,000
   Provision to value inventories
    at LIFO cost                      1,454,000        303,000      1,449,000
  (Gain) loss on sale and
    disposition of property, net       (417,000)     1,214,000        257,000
  Provision for nonqualified stock
    options                              58,000        433,000        345,000
  Provision for deferred compensation   575,000        126,000        193,000
  Recognition of deferred gains         (52,000)       (52,000)       (41,000)
  Changes in assets and liabilities:
     Increase in accounts
        receivable                  (12,649,000)   (10,698,000)   (12,201,000)
     (Increase) decrease
        in refundable income taxes   (3,037,000)             0        441,000
     Increase in inventories        (11,381,000)   (23,281,000)   (33,322,000)
     Increase in other assets        (4,562,000)      (796,000)    (4,187,000)
     Increase (decrease)
        in accounts payable          (6,546,000)     7,707,000     15,612,000

Increase
(decrease)
        in accrued income taxes      (1,446,000)       146,000      1,300,000
     Increase (decrease) in other
        liabilities                    (220,000)     2,659,000      4,196,000
                                    -----------    -----------    -----------




The accompanying notes are an integral part of these consolidated statements.

                                      BIG B, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE FISCAL YEARS ENDED FEBRUARY 3, 1996, JANUARY 28, 1995,
                                 AND JANUARY 29, 1994
                                      (CONTINUED)

                                        1996           1995           1994
                                    -----------    -----------    -----------
                                    (53 Weeks)     (52 Weeks)     (52 Weeks)
         Total adjustments          (16,499,000)    (1,270,000)   (10,647,000)
                                    -----------    -----------    -----------
         Net cash provided by
          (used in) operating
          activities               (13,875,000)     13,827,000      1,105,000
                                    -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures            (21,896,000)    (22,685,000)   (20,098,000)
   Proceeds from sale of property      877,000         109,000        580,000
                                    -----------    -----------    -----------
         Net cash used in investing
          activities               (21,019,000)   (22,576,000)   (19,518,000)

                                    -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance
      of long-term debt                       0        375,000     40,250,000
Net (repayments) borrowings under
     line of credit agreements       (2,745,000)    15,600,000    (19,058,000)
Principal payments under long-term debt
     and capital lease obligations   (1,149,000)    (1,235,000)    (1,608,000)
Proceeds from issuances
      of common stock                38,614,000              0          4,000
  Dividends paid                     (3,411,000)    (2,334,000)    (1,779,000)
                                    -----------    -----------    -----------
         Net cash provided by
          financing activities       31,309,000     12,406,000     17,809,000
                                    -----------    -----------    -----------






The accompanying notes are an integral part of these consolidated statements.

                                      BIG B, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE FISCAL YEARS ENDED FEBRUARY 3, 1996, JANUARY 28, 1995,
                                 AND JANUARY 29, 1994
                                      (CONTINUED)

                                        1996           1995           1994
                                    -----------    -----------    -----------
                                    (53 Weeks)     (52 Weeks)     (52 Weeks)

NET INCREASE (DECREASE) IN CASH
  AND TEMPORARY CASH INVESTMENTS     (3,585,000)     3,657,000       (604,000)


CASH AND TEMPORARY CASH INVESTMENTS
  AT BEGINNING OF YEAR                4,076,000        419,000      1,023,000
                                    -----------    -----------    -----------

CASH AND TEMPORARY CASH
    INVESTMENTS AT END OF YEAR      $   491,000    $ 4,076,000      $ 419,000
                                    ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURES
OF CASH FLOW INFORMATION:

Cash paid during the year for:
     Interest                        $5,126,000    $ 4,903,000     $3,094,000
Income taxes, net of
     refunds received                 8,460,000      7,485,000      5,473,000
                                     ==========     ==========     ==========

SUPPLEMENTAL DISCLOSURES
  OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:
  Noncash consideration of stock
      issued under stock
      option plans                   $  688,000    $   267,000     $  263,000
Stock issued to benefit plans                 0        598,000        395,000
 Capital lease transactions             526,000        777,000        380,000
                                     ==========     ==========      =========





The accompanying notes are an integral part of these consolidatedstatements.

                                      BIG B, INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Basis of Presentation

     Big B, Inc. and subsidiaries (the "Company") operates a chain of 384 retail drug stores and stores that sell and rent medical equipment for home use throughout the states of Alabama and Georgia and in certain markets in Florida, Tennessee, and Mississippi. Though the Company s primary business focus is the sale of prescription drugs, their stores also offer pharmacy related products and services, health and beauty aids, and other products. The Company's fiscal year ends on the Saturday closest to January 31 of each year.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.The consolidated financial statements of the Company include its accounts and the accounts of its subsidiaries, all of which are wholly owned. All significant intercompany balances and transactions have been eliminated in consolidation.

Accounts Receivable

     Accounts receivable are stated net of an allowance for uncollectible accounts of $1,946,000 and $975,000 as of February 3, 1996 and January 28, 1995, respectively. A majority of the Company's accounts receivable are due from third party providers (various insurance companies and governmental agencies) under third party payment plans. As is industry practice, these receivables are uncollateralized.

Inventories

     Substantially all inventories are valued at last-in, first-out cost, which is not in excess of market. Under the first-in, first-out cost method of accounting, inventories would have been $23,534,000 and $22,080,000 higher than reported at February 3, 1996 and January 28, 1995, respectively.

Property and Equipment

     Property and equipment are recorded at cost. Depreciation is provided on a straight-line basis over the estimated service lives of depreciable assets (40 years for buildings, 10 years for store fixtures and equipment, and 3 to 10 years for other equipment) or, in the case of leaseholds and leasehold improvements, 10 to 15 years or over the lives of the respective leases, if shorter. Properties included in the financial statements under capital leases are amortized over the related lease terms. Maintenance and repairs are charged to expense as incurred; expenditures for renewals and

                                      BIG B, INC.

betterments are capitalized. When assets are retired or otherwise disposed of, the property accounts are relieved of costs and accumulated depreciation and any resulting gain or loss is credited or charged to income.

Other Assets

     The Company s other assets consist of the following:

           Cash surrender value of officers life insurance ($1,957,000 and $1,778,000 at February 3, 1996 and January 28, 1995, respectively).

           Pharmacy files ($5,589,000 and $4,076,000 net of accumulated amortization at February 3, 1996 and January 28, 1995, respectively) are being amortized on a straight-line basis over their estimated useful lives of seven to fifteen years.

           Goodwill ($602,000 and $639,000 net of accumulated amortization at February 3, 1996 and January 28, 1995, respectively) and "pharmacist work force in place" ($7,000 and $193,000 net of accumulated amortization at February 3, 1996 and January 28, 1995, respectively) resulting from acquisitions of drug stores are being amortized on a straight-line basis over forty and seven years, respectively.

     The Company continually reviews the intangible values attributed to pharmacy files, goodwill, and "pharmacist work force in place" to assess recoverability from future operations using undiscounted cash flows consistent with Statement of Financial Accounting Standards ("SFAS")
No. 121," Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which the Company adopted in fiscal 1996. Impairments are recognized in results of operations when permanent impairment in value occurs. Accumulated amortization on the above intangibles is $1,598,000 and $1,375,000 at February 3, 1996 and January 28, 1995, respectively.

Self-Insurance Accruals

     The Company is partially self-insured with respect to general liability, workers' compensation, and health and dental programs.
Stop-loss insurance coverage is maintained in amounts determined to be adequate by management. Prior to the fiscal year ended February 3, 1996, the Company utilized case estimates of probable liabilities prepared by experienced third parties using all available claims data as to the extent of losses and related costs to estimate required balance sheet reserves for such claims. During the fourth quarter of the fiscal year ended
February 3, 1996, the Company began using actuarial estimation techniques to evaluate their accruals for such claims and recorded an adjustment as a change in accounting estimate to increase these self-insurance reserves by approximately $1,700,000. Management considers the accrued liabilities for unsettled claims to be adequate; however, there is no assurance that the amounts accrued will not vary from the ultimate amounts incurred upon final disposition of all outstanding claims. As a result, periodic adjustments to the reserves will be made as events occur which indicate changes are necessary. In the opinion of management, these periodic adjustments will

                                      BIG B, INC.

not be material to the Company's financial condition or results of operations, based on current information.

Advertising Costs

     Costs incurred for producing and communicating advertising are expensed when incurred.

Income Taxes

     Deferred income taxes reflect the impact of "temporary differences" between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by the tax laws and regulations. Income taxes were provided in fiscal 1996 and 1995 using the asset and liability method prescribed by SFAS No. 109, "Accounting for Income Taxes," which the Company adopted in fiscal 1994.

Net Income Per Common Share

     Primary net income per common share was computed by dividing net income by the weighted average number of primary shares of common stock and equivalents outstanding during the periods. Outstanding stock options are common stock equivalents but were excluded from the primary net income per common share computations as their effect was not material. Fully diluted net income per common share was determined on the assumption that all convertible subordinated debentures were converted and all stock options outstanding were exercised. Conversion was assumed during the portion of each period that the debentures and the options were outstanding. For the debentures, net income was adjusted for interest, net of income tax effects; for the stock options, outstanding shares were decreased by the number of shares that could have been purchased with the proceeds from the exercise, using the end of the period market price.

     For fiscal 1996, fully diluted net income per common share is considered to be the same as primary net income per common share, since the effect of certain potentially dilutive securities would be antidilutive.

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

     In November 1993, the Company's shareholders approved a Plan of Recapitalization (the "Recapitalization"). The Recapitalization became effective November 17, 1993. On the effective date, the number of shares

                                      BIG B, INC.

authorized increased from 20,000,000 shares to 40,000,000 shares and par value was decreased from $.01 per share to $.001 per share. The Recapitalization authorized the designation of the outstanding shares of $.01 par value common stock as $.001 par value common stock until replaced by new $.001 par value common stock through the ordinary course of reissuance through sales and other transfers. The decrease in par value of the outstanding shares on the effective date was charged to common stock and a like amount credited to paid-in capital. In March 1995, the Company s shareholders approved an amendment to the Recapitalization increasing the number of shares authorized from 40,000,000 shares to 100,000,000 shares.

     In April 1995, the Company sold in a public offering 2,905,750 shares of its common stock which generated net proceeds of approximately
$38,247,000

Consolidated Statements of Cash Flows

     For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments to be temporary cash investments.

Fair Value of Financial Instruments

     The Company has evaluated fair values of its financial instruments based on the current interest rate environment and current pricing of debt instruments with comparable terms and has addressed the fair value of debt in the debt disclosure (see Note 2). The carrying values of other financial instruments are considered to approximate their fair values because of the short maturities of those instruments.

Accounting for Stock-Based Compensation

     During 1995, SFAS No. 123, "Accounting for Stock Based Compensation," was issued. The new standard allows companies to continue to record compensation cost under Accounting Principles Board Opinion ("APB") No. 25 or to record compensation cost based on the fair value of stock based awards. Management has decided to continue using its current accounting policy under APB No. 25; and as a result, adoption of SFAS No. 123 will not affect the financial condition or results of operations of the Company. SFAS No. 123 does, however, require certain pro forma disclosures reflecting what compensation cost would have been if the fair value based method of recording compensation expense for stock based compensation had been adopted. SFAS No. 123 will be adopted by the Company in fiscal 1997.

Prior Year Reclassifications

     Certain prior year amounts have been reclassified to conform to the current year presentation.

                                      BIG B, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

2.   DEBT

     Long-term debt consists of the following at February 3, 1996 and January 28, 1995:

                                           1996         1995
                                       -----------   -----------
Convertible Subordinated Debentures,
  interest at 6.5%, principal due on
  March 15, 2003, interest payable
  semiannually on each March 15
  and September 15                     $40,250,000   $40,250,000

Notes payable to commercial banks:
  Revolving Credit Facility, interest
   at variable rates (ranging from
   5.3% to 5.5% at February 3, 1996)
   payable monthly, principal due
   September 1997, collateralized
   by accounts receivable and
   inventories                          21,255,000    21,700,000

   Term loan, interest at 7.3%,
     payable monthly, principal
     due April 1999, collateralized
     by certain property and
     equipment                             242,000       311,000

   Industrial Development Revenue
     Bonds, Series B, interest at
     variable rates (5.5% at
     February 3, 1996), principal due
     on May 1, 2005, interest payable
     quarterly, secured by a letter
     of credit                           8,000,000     8,000,000

   Industrial Development Revenue
     Bonds, Series A, interest at
     variable rates (3.4% at
     February 3, 1996), due in
     quarterly installments of
     $175,000 plus interest through
     December 1, 1999, secured by a
     letter of credit                    2,800,000     3,500,000
                                       -----------   -----------
                                        72,547,000    73,761,000
Less current maturities                   (775,000)     (775,000)
                                       -----------   ------------
                                       $71,772,000   $72,986,000
                                       ===========   ============

                                      BIG B, INC.

     In March 1993, the Company issued unsecured convertible subordinated debentures (the "Debentures"); net proceeds were $39,043,000. Proceeds of the issuance were used to reduce existing debt, to fund the acquisition of certain assets of certain Thrift Drug Company ("Treasury Drug") stores, to fund the cost of conversion of the Treasury Drug stores to the "Big B" format, and to fund the enhancement of the Company's point of sale system. The Debentures are convertible into common stock at any time prior to redemption or final maturity, initially at the conversion price of $12.20 per share.

     The revolving credit facility consists of a $50,000,000 revolving line of credit supported by a commercial paper program. During fiscal 1996, the Company borrowed $33,000,000 and repaid $33,445,000 under the revolving credit facility.

     The revolving credit facility and both industrial development revenue bond agreements contain restrictive covenants which require the Company to maintain certain financial ratios and minimum levels of tangible net worth; limit capital expenditures, other investments, dividends, stock repurchases and additional debt; and other covenants generally common to such agreements. The Company was in compliance with all such covenants at February 3, 1996.

     The net book value of land, building, and equipment subject to the industrial development revenue bond agreements is approximately $9,163,000 and $10,090,000 at February 3, 1996 and January 28, 1995, respectively.

     Long-term debt maturing in each of the next five fiscal years and thereafter is as follows: $775,000 in 1997, $22,030,000 in 1998, $775,000 in 1999, $734,000 in 2000; none in 2001, and $48,233,000 thereafter.

     The Company has a $15,000,000 unsecured bank line of credit which expires in June 1996 (subject to renewal), of which $4,700,000 was outstanding at February 3, 1996. The variable interest rate on the line of credit was 6.3% at year-end. The maximum and average amounts of borrowings outstanding under this line of credit during fiscal 1996 were $20,400,000 and $7,357,000, respectively. The weighted average interest rate on these borrowings during fiscal 1996 was 6.3%.

     The estimated fair value of the Company's debt at February 3, 1996 was $72,355,000.


3.   CAPITALIZED AND OPERATING LEASES

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

                                      BIG B, INC.

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

     As required by the provisions of SFAS No. 13, the Company has included in its financial statements those leases which meet the criteria for capitalization. An analysis of the property under capital leases and the related capitalized lease obligations included in the February 3, 1996 and January 28, 1995 consolidated balance sheets follows:

                                           1996         1995
                                       -----------   -----------
Property under capital leases:
   Real property                       $   630,000   $   630,000
   Delivery equipment                    1,935,000     1,646,000
                                       ___________   ___________
                                         2,565,000     2,276,000
   Less accumulated amortization        (1,109,000)     (960,000)
                                       ___________   ___________
                                       $1,456,000    $1,316,000
                                       ===========   ===========

Capitalized lease obligations
  (interest at 9% to 13.5% on real
  property and 2.4% to 17.4% on
  delivery equipment at February 3,
  1996):
     Current                           $   282,000   $   253,000
     Noncurrent                          1,399,000     1,282,000
                                       ___________   ___________
                                       $ 1,681,000   $ 1,535,000
                                       ===========   ===========

                                      BIG B, INC.

     The following is a schedule of future minimum lease payments required under capital leases, together with the present value of the lease payments, and operating leases having initial or remaining noncancelable lease terms in excess of one year at February 3, 1996:

                                        Operating      Capital
                                         Leases        Leases
                                       ------------  ----------
Fiscal year ending in:
   1997                                $ 22,003,000  $  673,000
   1998                                  20,954,000     648,000
   1999                                  19,400,000     583,000
   2000                                  16,495,000     397,000
   2001                                  14,722,000     276,000
   Subsequent                            63,285,000     847,000
                                       ------------  ----------
     Total future minimum lease
       payments                        $156,859,000  $3,424,000
                                       ============

Less estimated executory costs
   included in total minimum lease
   payments                                           1,003,000
                                                     ----------
Net minimum lease payments                            2,421,000
Less amount representing interest                       740,000
                                                     ----------
Present value of net future minimum lease payments   $1,681,000
                                                     ==========

                                      BIG B, INC.

     Contingent rentals for the preceding capital leases and rental expense for the operating leases are as follows:

                                     Fiscal Years Ended
                           -------------------------------------
                              1996          1995         1994
                           ----------   -----------   ----------
Contingent rentals on
  capital leases:
    Real property          $   29,000   $    22,000   $   19,000
    Delivery equipment      2,262,000     1,059,000      774,000
                           __________   ___________   __________
                           $2,291,000   $ 1,081,000   $  793,000
                           ==========   ===========   ==========

Rental expense for
  operating leases:
   Real property:
     Minimum rentals       $23,742,000  $22,258,000   $20,241,000
     Contingent rentals      1,134,000      896,000       806,000
                           ___________  ___________   ___________
                           $24,876,000  $23,154,000   $21,047,000

4.   EMPLOYEE BENEFIT PLANS

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

     The Company has an unfunded deferred compensation agreement with its key officers whereby they or their beneficiaries will be provided specific amounts of annual retirement income for a period of ten years following retirement. The Company is accruing the present value of such retirement benefits from the date of the agreement to the normal retirement date. Assuming retirement at the normal retirement date, the obligation under this agreement (approximately $10,760,000 in total for all officers covered) would be paid over the ten year period following the date of the officer's retirement.

     The Company's union employees are covered under a multiemployer defined benefit pension plan administered by the union. The Company is obligated under this plan to make monthly payments of specified amounts for each union employee as provided in the labor contract.

                                      BIG B, INC.

     The Company has an incentive plan covering store management personnel, pharmacists and other key employees. The incentive is paid annually based on achievement of established profit goals.

     In fiscal 1996, the Company entered into employment continuity agreements with certain key employees which provide for benefits to be paid to these employees in the event employment with the Company is terminated in connection with a change in control. Compensation which might be become payable under these agreements has not been accrued in the consolidated financial statements as a change in control has not occurred at February 3, 1996.

     The expenses applicable to the above plans are as follows:

                     401(k)
                     Profit      Deferred
                    Sharing    Compensation   Union   Incentive
                      Plan         Plan        Plan      Plan
                   ----------  -----------  --------  ----------
Fiscal years ended:
   1996            $2,533,000    $575,000    $7,000   $1,841,000
   1995             2,200,000     126,000     9,000    2,397,000
   1994             1,800,000     193,000     9,000    2,772,000
                   ==========  ===========  ========  ==========

5.   STOCK OPTIONS

     The Big B, Inc. Employee Stock Option Plan (the "Plan") authorizes the granting of stock options for the purchase of up to 1,000,000 shares of common stock. As of February 3, 1996, a total of 733,897 shares of the Company's authorized and unissued common stock were reserved for future grants under the Plan and options for 119,000 shares were outstanding at that date. Options may be granted to officers or key employees at prices determined by the Board of Directors.

     Options granted prior to fiscal 1989 were granted at a price not less than market value on the date of the grant (incentive) and became exercisable cumulatively at a rate of 25% each year beginning one year after the date of grant, and expire ten years from the date of grant.

     Options granted in fiscal 1992, 1994, and 1996 were granted at a price less than market value on the date of grant (nonqualified). Options granted in fiscal 1992 became exercisable upon issuance and expired
March 13, 1993. Options granted in fiscal 1994 became exercisable 50% each in February 1994 and February 1995 with all options expiring in May 1995. Options granted in fiscal 1996 become exercisable 50% each in January 1996 and January 1997 with all options expiring in January 1998.

                                      BIG B, INC.

     Compensation expense of $58,000, $433,000, and $345,000 was accrued in fiscal 1996, 1995, and 1994, respectively, and related to the difference in the estimated market value of the stock and the nonqualified option exercise price, including the related tax bonus. Upon exercise of stock options, the excess of the proceeds and accruals over par value is credited to paid-in capital.

     The Company received 22,409 shares, 14,122 shares, and 19,451 shares of stock in lieu of cash for a portion of the exercise price of options exercised in fiscal years 1996, 1995, and 1994, respectively. These shares were immediately reissued upon the exercise of other options.

     Information with respect to stock options is summarized as follows:

                                    Grant Date
                    ---------------------------------------------
                        Incentive            Nonqualified
                    ----------------   --------------------------
                    November   April    March    May     March
                      1983     1986     1991     1993    1995
                    --------  -------  -------  ------  -------
Market price at
  date of grant      $5.07    $7.10     $4.69    $9.38   $14.75
                   =======  =======   =======   ======   ======

Average exercise
  price per share*   $5.07    $7.10     $2.50    $5.00   $10.00
                    ------   ------   -------   ------  -------
Shares under
  options outstanding:
    Balance, January
     30, 1993       12,950   36,000   11,687         0         0
      Granted            0        0        0    48,600         0
      Effect of
       two for one
       stock split  11,675   32,000        0    48,6000        0
      Exercised    (23,825) (17,000) (11,687)         0        0
      Canceled        (800)       0        0          0        0
    Balance, January
     29, 1994            0   51,000        0     97,200        0
       Exercised         0  (12,000)       0    (29,900)       0
       Canceled          0        0        0     (1,500)       0
    Balance, January
     28, 1995            0   39,000        0     65,800        0
       Granted           0        0        0          0   98,000
       Exercised         0  (11,000)       0    (65,300)       0
       Canceled          0        0        0       (500)  (7,000)
    Balance, February
     3, 1996             0   28,000        0          0   91,000
                  ========  =======  =======    =======   ======

                                      BIG B, INC.

*Exercise price per share for incentive options equals market price at grant date, except for 14,000 shares in the April 1986 grant having a per share exercise price of $7.80 (110% of market price at grant date).


6.   STOCK REDEMPTION AGREEMENT

     The Company has agreements with two major shareholders/officers under which the Company will, if requested, purchase (at fair market value, as defined) up to a specified maximum amount of the Company's common stock held by them upon their death. The Company's commitment at February 3, 1996, under these agreements is $1,500,000. The Company carries insurance on the lives of the individuals to provide funds with which to meet this commitment.

7.   RELATED PARTY TRANSACTIONS

     The Company leases six stores from certain family members of certain officers and directors of the Company. Future minimum lease payments under these net operating leases with noncancelable terms in excess of one year aggregate $1,545,000. Minimum lease payments were $284,000 in fiscal 1996, $266,000 in fiscal 1995, and $257,000 in fiscal 1994. No excess rentals were paid in fiscal 1996, 1995, or 1994. In addition, at February 3, 1996, the Company is contingently liable for future minimum lease payments of $1,194,000 on stores sold to a related party in a prior year.

8.   LITIGATION

     Pending legal proceedings not covered by insurance or other indemnity are substantially limited to litigation incidental to the business in which the Company is engaged. In the opinion of management, after consultation with counsel, the ultimate resolution of these matters will not have a material effect on the financial statements of the Company.

                                      BIG B, INC.

9.   INCOME TAXES

     Details of federal and state income tax provisions (credits) are as follows:

                                    Fiscal Years Ended
                           --------------------------------------
                               1996         1995         1994
                           -----------   ----------   -----------
Federal:
  Current                  $ 3,637,000   $6,590,000   $6,581,000
  Deferred*                 (1,717,000)     904,000     (495,000)

State:
  Current                      340,000    1,041,000      633,000
  Deferred*                   (160,000)     143,000      (37,000)
                           -----------   ----------   ----------
     Total                 $ 2,100,000   $8,678,000   $6,682,000
                           ___________   __________   __________

*Deferred taxes:
  Depreciation and
    amortization           $    (1,000)  $1,229,000   $  604,000
  Accrued liabilities         (314,000)     (51,000)    (164,000)
  Reserves for doubtful
    accounts                  (361,000)       5,000        2,000
  Deferred compensation       (214,000)     (46,000)     (81,000)
  Deferred revenue            (714,000)     (64,000)    (283,000)
  Inventory                    374,000            0       (9,000)
  Other, net                  (647,000)     (26,000)    (601,000)
                           -----------   ----------   ----------
                           $(1,877,000)  $1,047,000   $ (532,000)
                           ===========   ==========   ==========

                                      BIG B, INC.

A reconciliation of the statutory federal income tax rate to the Company's effective tax rate is as follows:

                                     Fiscal Years Ended
               --------------------------------------------------
                     1996             1995             1994
               ---------------- ---------------- ----------------
               Amount  Percent   Amount  Percent  Amount  Percent
               ------  --------  ------- -------  ------  -------
Statutory Rate $1,653,000  35%  $8,321,000 35%  $6,452,000  35%
Increase
 (decrease)
 resulting
 from:
  Effect of
   state taxes,
   net of
   benefit        148,000   3      752,000   3     387,000   2
  Intangibles
   amortization    78,000   1       88,000   1      78,000    1
  Officer life
   insurance
   expense         79,000   2            0   0           0    0
  Other, net      142,000   3     (483,000) (2)   (235,000)  (2)
               ----------  ---  ----------  --- ----------  ---
               $2,100,000  44%  $8,678,000  37% $6,682,000   36%
               ==========  ===  ==========  ===  =========  ===

                                      BIG B, INC.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement and income tax purposes, as determined under enacted tax laws and rates. The financial effect of changes in tax laws or rates is accounted for in the period of enactment. Significant components of the Company's current and noncurrent deferred tax assets and liabilities, net as of February 3, 1996 and January 28, 1995 were as follows:

                          1996                    1995
                -----------------------    ---------------------
                Current    Noncurrent    Current     Noncurrent
                ---------  ------------  ----------  -----------
Depreciation and
  amortization   $      0  $ 7,423,000    $       0  $ 7,424,000
Other                   0            0            0       98,000
                ---------  ------------  ----------  -----------
   Deferred tax
    liabilities         0    7,423,000            0    7,522,000
                ---------  ------------  ----------  -----------
Accrued
  liabilities   1,724,000            0    1,410,000            0
Reserves for
  doubtful
  accounts        723,000            0      362,000            0
Deferred
  compensation          0      662,000            0      448,000
Deferred revenue        0      933,000            0      219,000
Inventory               0            0      374,000            0
Other              92,000      659,000            0      202,000
                ---------  ------------  ----------  -----------
                2,539,000    2,254,000    2,146,000      869,000
Less valuation
  allowance             0            0            0            0
                ---------  ------------  ----------  -----------
    Deferred tax
     assets     2,539,000    2,254,000    2,146,000      869,000
    Deferred tax
     assets
     (liabilities),
                ---------  ------------  ----------  -----------
     net       $2,539,000  $(5,169,000)  $2,146,000  $(6,653,000)
               ==========  ===========   =========   ============


                          BIG B, INC.

        SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS





                   Balance at  Charged to  Write-Offs  Balance at
                   Beginning   Costs and     Net of      End of
                   of Period   Expenses    Recoveries   Period
                   _________   _________   __________  __________
ALLOWANCE
FOR DOUBTFUL
ACCOUNTS:
  Fiscal year
   ended January
   29, 1994       $1,019,000  $ 6,211,000  $6,243,000  $  987,000
  Fiscal year
   ended January
   28, 1995          987,000    8,713,000   8,725,000     975,000
  Fiscal year
   ended February
   3, 1996           975,000   10,307,000   9,336,000   1,946,000


                                SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Big B, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   BIG B, INC.


                                   By: /s/ Arthur M. Jones, Sr.
                                      Arthur M. Jones, Sr.,
                                      President

                                   DATED: May 2, 1996


                                   By: /s/ Michael J. Tortorice
                                      Michael J. Tortorice,
                                      Principal Financial and Accounting
                                      Officer

                                   DATED: May 2, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Big B, Inc. and in the capacities and on the dates indicated.

     DATE                SIGNATURE



May 2, 1996         /s/ Anthony J. Bruno
                         Anthony J. Bruno, Chairman of the Board
                         of Directors and Chief Executive Officer
                         (Principal Executive Officer)


May 2, 1996         /s/ Arthur M. Jones, Sr.
                         Arthur M. Jones, Sr., President, Chief
                         Operating Officer and Director


May 2, 1996         /s/ Michael J. Tortorice
                         Michael J. Tortorice, Vice President-
                         and Treasurer (Principal Financial Officer)


May 2, 1996         /s/ Vincent J.Bruno
                         Vincent J.Bruno, Senior Vice President-
                         Purchasing and Advertising and Director


May 2, 1996              /s/ James A. Bruno
                         James A. Bruno, Executive Vice President,
                         Secretary and Director


May 2, 1996         /s/ Richard Cohn
                         Richard Cohn, Director


May 2, 1996         /s/ Charles A. McCallum
                         Charles A. McCallum, D.M.D., M.D., Director


May 2, 1996         /s/ Susan W. Matlock
                         Susan W. Matlock, Director

                             INDEX TO EXHIBITS

Exhibit                                                     Sequential
Number         Description                                 Page Number

3(a) Certificate of Incorporation of the Company, as amended, incorporated by reference (pursuant to the provisions of Rule 12(b)-32) to Exhibit No. 3(a) to the Form 10-K Annual Report of the Company dated March 21, 1995.

3(b) By-Laws of the Company, as amended, incorporated by reference (pursuant to the provisions of Rule 12(b)-32) to Exhibit No. 3(b) to the Form 10-K Annual Report of the Company dated March 21, 1995.

4(a) Specimen of Common Stock Certificate of the Company, incorporated by reference (pursuant to the provisions of Rule 12(b)-32) to Exhibit No. 4(a) to the Form 10-K Annual Report of the Company dated March 21, 1995.

4(b) Form of First Mortgage Industrial Revenue Bond (Big B Project), Series 1984, dated December 20, 1984, incorporated by reference (pursuant to the provisions of Rule 12(b)-32) to Exhibit No. 4(b) to the Form 10-K Annual Report of the Company dated April 29, 1985.

4(c) Specimen of The Industrial Development Board of the City of Bessemer Taxable Adjustable Mode Industrial Development Revenue Bond (Big B, Inc. Project), Series 1990, dated May 17, 1990, incorporated by reference (pursuant to the provisions of Rule 12(b)-32) to Exhibit No. 4(c) to the Form 10-K Annual Report of the Company dated April 15, 1992.

10(a) Restated Redemption Agreement dated May 18, 1983, between the Company and Anthony Bruno, incorporated by reference (pursuant to the provisions of Rule 12(b)-32) to Exhibit No. 10(b) to the Form 10-K Annual Report of the Company dated April 26, 1984, and amendment dated January 2, 1985, incorporated by reference (pursuant to the provisions of Rule 12(b)-32) to Exhibit No. 10(b) to the Form 10-K Annual Report of the Company dated
          April 29, 1985.

10(b) Lease Agreement dated April 12, 1983, between the Company and Joseph S. Bruno and Theresa L. Bruno (jointly), covering the Talladega, Alabama, drug store premises, incorporated by reference (pursuant to the provisions of Rule 12(b)-32) to Exhibit No. 10(f) to the Form 10-K Annual Report of the Company dated April 26, 1984.

10(c) Lease Agreement dated April 12, 1983, between the Company and Joseph S. Bruno and Theresa L. Bruno (jointly), covering the Pensacola, Florida, drug store premises, incorporated by reference (pursuant to the provisions of Rule 12(b)-32) to Exhibit No. 10(g) to the Form 10-K Annual Report of the Company dated April 26, 1984.

10(d) Lease Agreement dated August 11, 1983, between the Company and Joseph S. Bruno and Theresa L. Bruno (jointly), covering the Birmingham (Cahaba Heights), Alabama, drug store premises, incorporated by reference (pursuant to the provisions of Rule 12(b)-32) to Exhibit No. 10(h) to the Form 10-K Annual Report of the
          Company dated April 26, 1984.

10(e) Lease Agreement dated August 11, 1983, between the Company and Joseph S. Bruno and Theresa L. Bruno (jointly), covering the Gadsden, Alabama, drug store premises, incorporated by reference (pursuant to the provisions of Rule 12(b)-32) to Exhibit No. 10(i) to the Form 10-K Annual Report of the Company dated April
          26, 1984.

10(f) Redemption Agreement dated January 2, 1985, between the Company and Vincent J. Bruno, incorporated by reference (pursuant to the provisions of Rule 12(b)-32) to Exhibit No. 10(m) to the Form 10-K Annual Report of the Company dated April 29, 1985.

10(g) Split Dollar Insurance Agreement dated March 8, 1985, between the Company and Marianne Bruno and Donna
          Marie Paulin, as Trustees of the Anthony Bruno Family Trust dated February 5, 1981, incorporated by reference (pursuant to the provisions of Rule 12(b)-32) to Exhibit No. 10(n) to the Form 10-K Annual Report of the
          Company dated April 29, 1985.

10(h) Split Dollar Insurance Agreement dated March 8, 1985, between the Company and Arthur M. Jones, Sr., incor-porated by reference (pursuant to the provisions of Rule 12(b)-32) to Exhibit No. 10(o) to the Form 10-K Annual Report of the Company dated April 29, 1985.

10(i) Split Dollar Insurance Agreement dated March 8, 1985, between the Company and Bobby Little, incorporated by reference (pursuant to the provisions of Rule 12(b)-32) to Exhibit No. 10(p) to the Form 10-K Annual Report of the Company dated April 29, 1985.

10(j) Split Dollar Insurance Agreement dated April 25, 1985, between the Company and Anthony J. Bruno and Lee
          John Bruno, as Trustees of the Vincent J. Bruno Family Trust dated June 30, 1983, incorporated by reference (pursuant to the provisions of Rule 12(b)-32) to Exhibit

          No. 10(q) to the Form 10-K Annual Report of the
          Company dated April 29, 1985.

10(k) Split Dollar Insurance Agreement dated August 23, 1988, between the Company and S. Steven Taylor, incorporated by reference (pursuant to the provisions of Rule 12(b)-32) to Exhibit No. 10(o) to the Form 10-K Annual Report of the Company dated April 25, 1989.

10(l) Split Dollar Insurance Agreement dated August 23, 1988, between the Company and Eugene A. Beckmann, incorporated by reference (pursuant to the provisions of Rule 12(b)-32) to Exhibit No. 10(p) to the Form 10-K Annual Report of the Company dated April 25, 1989.

10(m) Split Dollar Insurance Agreement dated August 23, 1988, between the Company and Michael J. Tortorice, incor-porated by reference (pursuant to the provisions of Rule 12(b)-32) to Exhibit No. 10(q) to the Form 10-K Annual Report of the Company dated April 25, 1989.

10(n) Split Dollar Insurance Agreement dated August 23, 1988, between the Company and James A. Bruno, incorporated by reference (pursuant to the provisions of Rule 12(b)-32) to Exhibit No. 10(r) to the Form 10-K Annual Report of the Company dated April 25, 1989.

10(o) Collateral Assignment, dated March 8, 1985, of the policy to the Company by Marianne Bruno and Donna Marie
          Paulin, as Trustees of the Anthony Bruno Family Trust dated February 5, 1981, incorporated by reference (pursuant to the provisions of Rule 12(b)-32) to Exhibit No. 10(r) to the Form 10-K Annual Report of the Company dated April 29, 1985.

10(p) Collateral Assignment, dated March 8, 1985, of the policy to the Company by Arthur M. Jones, Sr., incorporated by reference (pursuant to the provisions of Rule 12(b)-32) to Exhibit No. 10(s) to the Form 10-K Annual Report of the Company dated April 29, 1985.

10(q) Collateral Assignment, dated March 8, 1985, of the policy to the Company by Bobby Little, incorporated by reference (pursuant to the provisions of Rule 12(b)-32) to Exhibit No. 10(t) to the Form 10-K Annual Report of the Company dated April 29, 1985.

10(r) Collateral Assignment, dated April 25, 1985, of the policy to the Company by John Bruno, as Trustee of the Vincent
          J. Bruno Family Trust dated June 30, 1983, incorporated by reference (pursuant to the provisions of Rule 12(b)-32) to Exhibit No. 10(u) to the Form 10-K Annual Report of the Company dated April 29, 1985.

10(s) Collateral Assignment, dated August 23, 1988, of the policy to the Company by S. Steven Taylor, incorporated by reference (pursuant to the provisions of Rule 12(b)-32) to Exhibit No. 10(w) to the Form 10-K Annual Report of the Company dated April 25, 1989.

10(t) Collateral Assignment, dated August 23, 1988, of the policy to the Company by Eugene A. Beckmann, incorporated by reference (pursuant to the provisions of Rule 12(b)-32) to Exhibit No. 10(x) to the Form 10-K Annual Report of the Company dated April 25, 1989.

10(u) Collateral Assignment, dated August 23, 1988, of the policy to the Company by Michael J. Tortorice, incorporated by reference (pursuant to the provisions of Rule 12(b)-32) to Exhibit No. 10(y) to the Form 10-K Annual Report of the
          Company dated April 25, 1989.

10(v) Collateral Assignment, dated August 23, 1988, of the policy to the Company by James A. Bruno, incorporated by reference (pursuant to the provisions of Rule 12(b)-32) to Exhibit No. 10(z) to the Form 10-K Annual Report of the Company dated April 25, 1989.

10(w)     Lease Agreement between The Industrial Development
          Board of the City of Bessemer and Big B, Inc., dated as of December 1, 1984, incorporated by reference (pursuant to the provisions of Rule 12(b)-32) to Exhibit No. 10(v) to the Form 10-K Annual Report of the Company dated April 29, 1985.

10(x)     Lease Agreement dated October 31, 1987, between the
          Company and Joseph S. Bruno and Theresa L. Bruno
          (jointly) covering the Clanton, Alabama, drug store premises, incorporated by reference (pursuant to the provisions of Rule 12(b)-32) to Exhibit No. 10(w) to the Form 10-K
          Annual Report of the Company dated April 29, 1988.

10(y) Sublease Agreement dated as of March 9, 1988, between Piggly Wiggly Southern, Inc., a Georgia Corporation, and The Reed Drug Company, a Georgia Corporation, incor-porated by reference (pursuant to the provisions of Rule 12(b)-32) to Exhibit No. 10(gg) to the Form 10-K Annual Report of the Company dated April 25, 1989.

10(z) Supplemental Mortgage and Trust Indenture between the Industrial Development Board of the City of Bessemer and First Alabama Bank, dated as of May 1, 1990, incorporated by reference (pursuant to the provisions of Rule 12(b)-32) to Exhibit No. 10(gg) to the Form 10-K Annual Report of the Company dated April 30, 1991.

10(aa) Amended Lease Agreement between The Industrial Develop-ment Board of the City of Bessemer and Big B, Inc., dated as of May 1, 1990, incorporated by reference (pursuant to the provisions of Rule 12(b)-32) to Exhibit No. 10(hh) to the Form 10-K Annual Report of the Company dated April 30, 1991.

10(bb) Second Amended and Restated Big B, Inc. Employee Stock Option Plan incorporated by reference (pursuant to the provisions of Rule 12(b)-32) to Exhibit No. 10(ii) to the Form 10-K Annual Report of the Company dated April 30, 1991.

10(cc) Indenture of Trust between The Industrial Development Board of the City of Bessemer and First-Citizens Bank & Trust Company, dated as of May 1, 1990, incorporated by reference (pursuant to the provisions of Rule 12(b)-32) to Exhibit No. 10(kk) to the Form 10-K Annual Report of the Company dated April 15, 1992.

10(dd) Bond Guaranty Agreement between the Company and First-Citizens Bank & Trust Company dated as of May 1, 1990, incorporated by reference (pursuant to the provisions of Rule 12(b)-32) to Exhibit No. 10(ll) to the Form 10-K Annual Report of the Company dated April 15, 1992.

10(ee) Plan Merger Agreement, dated effective as of August 1, 1990, merging the Big B, Inc. Profit Sharing Retirement Plan and Trust into the Big B, Inc. Capital Accumulation Plan and Trust, incorporated by reference (pursuant to the provisions of Rule 12(b)-32) to Exhibit No. 10(mm) to the Form 10-K Annual Report of the Company dated April 15, 1992.

10(ff) Amendment to Second Amended and Restated Big B, Inc. Employee Stock Option Plan adopted by the Board of Directors on March 14, 1991, and the Shareholders on
          May 28, 1991, incorporated by reference (pursuant to the provisions of Rule 12(b)-32) to Exhibit No. 10(nn) to the Form 10-K Annual Report of the Company dated April 15, 1992.

10(gg) Lease Agreement dated September 23, 1981, between the Company and Nancy M. Bruno (sister-in-law of Anthony J. Bruno), covering the Hoover, Alabama, drug store premises, incorporated by reference (pursuant to the provisions of Rule 12(b)-32) to Exhibit No. 10(oo) to the Form 10-K Annual Report of the Company dated April 15, 1992.

10(hh) Extension and Amendment to Lease Agreement, dated August 19, 1991, between the Company and Nancy M. Bruno
          (sister-in-law of Anthony J. Bruno), covering the
          Hoover, Alabama, drug store premises, incorporated by reference (pursuant to the provisions of Rule

          12(b)-32) to Exhibit No. 10(pp) to the Form 10-K Annual
          Report of the Company dated April 15, 1992.

10(ii) Letter of Credit and Reimbursement Agreement between Big B, Inc., and NationsBank of Georgia, National Association, dated as of August 1, 1992, incorporated by reference (pursuant to the provisions of Rule 12(b)-32) to Exhibit No. 10(qq) to the Form 10-K Annual Report of the Company dated April 29, 1993.

10(jj) Lease Agreement dated September 1, 1992, between The Industrial Development Board of the City of Bessemer and
          Big B, Inc., incorporated by reference (pursuant to the provisions of Rule 12(b)-32) to Exhibit No. 10(aaa) to the Form 10-K Annual Report of the Company dated April 29, 1993.

10(kk) Second Amendment to Credit Agreement and First Amend-ment to Promissory Note by and among Big B, Inc., The
          First National Bank of Chicago, as depositary, and Nations Bank of Georgia, National Association, dated as of February 8, 1993, incorporated by reference (pursuant to the provisions of Rule 12(b)-32) to Exhibit No. 10(bbb) to the Form 10-K Annual Report of the Company dated April 29, 1993.

10(ll) Second Amendment to Second Amended and Restated Big B, Inc. Employee Stock Option Plan, incorporated by reference (pursuant to the provisions of Rule 12(b)-32) to Exhibit No. 10(ccc) to the Form 10-K Annual Report of the Company dated April 27, 1994.

10(mm) Big B, Inc. Profit Sharing 401(k) Retirement Plan, as amended and restated for the Tax Reform Act of 1986, dated November 1, 1994, with amendments thereto dated April 10, 1995.

10(nn) 1995 Employment and Deferred Compensation Agreement dated November 14, 1995, by and between Big B, Inc. and Anthony
          J. Bruno.

10(oo) 1995 Employment and Deferred Compensation Agreement dated November 14, 1995, by and between Big B, Inc. and Arthur
          M. Jones, Sr.

10(pp) 1995 Employment and Deferred Compensation Agreement dated November 14, 1995, by and between Big B, Inc. and Vincent
          J. Bruno.

10(qq) 1995 Employment and Deferred Compensation Agreement dated November 14, 1995, by and between Big B, Inc. and Bobby
          W. Little.

10(rr) 1995 Employment and Deferred Compensation Agreement dated November 14, 1995, by and between Big B, Inc. and James
          A. Bruno.

10(ss) 1995 Employment and Deferred Compensation Agreement dated November 14, 1995, by and between Big B, Inc. and Eugene
          A. Beckmann.

10(tt) 1995 Employment and Deferred Compensation Agreement dated November 14, 1995, by and between Big B, Inc. and S. Steven Taylor.

10(uu) 1995 Employment and Deferred Compensation Agreement dated November 14, 1995, by and between Big B, Inc. and Michael
          J. Tortorice.

10(vv) 1995 Employment and Deferred Compensation Agreement dated November 14, 1995, by and between Big B, Inc. and Paul Bruno.

10(ww) Employment Continuity Agreement dated November 14, 1995, by and between Big B, Inc. and Anthony J. Bruno.

10(xx) Employment Continuity Agreement dated November 14, 1995, by and between Big B, Inc. and Arthur M. Jones, Sr.

10(yy) Employment Continuity Agreement dated November 14, 1995, by and between Big B, Inc. and Vincent J. Bruno.

10(zz) Employment Continuity Agreement dated November 14, 1995, by and between Big B, Inc. and Bobby W. Little.

10(aaa) Employment Continuity Agreement dated November 14, 1995, by and between Big B, Inc. and James A. Bruno.

10(bbb) Employment Continuity Agreement dated November 14, 1995, by and between Big B, Inc. and Eugene A. Beckmann.

10(ccc) Employment Continuity Agreement dated November 14, 1995, by and between Big B, Inc. and S. Steven Taylor.

10(ddd) Employment Continuity Agreement dated November 14, 1995, by and between Big B, Inc. and Michael J. Tortorice.

10(eee) Employment Continuity Agreement dated November 14, 1995, by and between Big B, Inc. and Paul Bruno.

11        Statement re Computation of Per Share Earnings

18        Letter re Change in Accounting Principles

23(a) Consent of independent public accountants to the incor-poration (by reference to this Form 10-K Annual Report) of report with respect to the Company's certified financial statements for the fiscal year ended February 3, 1996, into the Company's previously filed Registration Statement No. 2-83230.

27        Financial Data Schedule (for SEC use only).