Form 10-Q
period 1996-05-11
BIG B INC
filed 1996-06-25
CIK 352720

                            SECURITIES AND EXCHANGE COMMISSION

                                  Washington, D.C. 20549



                      Quarterly Report Under Section 13 or 15 (d) of
                          The Securities and Exchange Act of 1934



     Quarter Ended May 11, 1996         Commission File No. 2-72154



                                        BIG B, INC.



     STATE OF INCORPORATION: Alabama    I.R.S. EMPLOYER I.D. NO.: 63-0632551


     ADDRESS OF PRINCIPAL EXECUTIVE OFFICE:

                      2600 Morgan Road S.E., Bessemer, Alabama 35023


     REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE:

                                  Area Code 205 424-3421



     OUTSTANDING COMMON STOCK AS OF MAY 11, 1996 IS 18,566,720


     Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                  YES (X)          NO ( )

                                         COMMISSION FILE NO. 2-72154



                                        BIG B, INC.


                                           Index

     FINANCIAL STATEMENTS:                                  PAGE NO.

     Condensed Balance Sheets as of
       May 11, 1996 and February 03, 1996                        3

     Condensed Statements of Income and Retained
       Earnings for the Fourteen Week Periods
       Ended May 11, 1996 and May 06, 1995                       5

     Condensed Statements of Cash Flows for the
       Fourteen Week Periods Ended May 11, 1996
       and May 06, 1995                                          6

     Notes to Condensed Financial Statements                     8

     Management's Discussion and Analysis of
       the Results of Operations and Financial
       Condition                                                 9

     Other Information and Signatures                            11

                                        BIG B, INC.
                                 CONDENSED BALANCE SHEETS
                         AS OF MAY 11, 1996 AND FEBRUARY 03, 1996
                                        (Unaudited)

                                                         MAY 11           FEB 03
                                                         ------           ------
                                                          1996             1996
                                                          (In Thousands)
     ASSETS
     Current Assets -
       Cash and Temporary Cash Investments          $      498       $       491
       Receivables                                       19,563           22,659
       Inventories at LIFO                              188,044          179,400
       Prepaid Expenses                                   5,053            6,330
       Refundable Income Taxes                            3,037            3,037
       Deferred Income Taxes                              2,539            2,539
                                                      ---------        ---------
         Total Current Assets                          $218,734         $214,456
                                                      ---------        ---------
     Property, Equipment, and Investments
       in Property Under Capital Leases, Net          $  73,394        $  76,225
                                                      ---------        ---------
     Other Assets                                         8,572            8,155
                                                      ---------        ---------
                                                       $300,700         $298,836
                                                      =========        =========

     LIABILITIES AND SHAREHOLDERS' INVESTMENT
     Current Liabilities -
       Current Portion of Long-Term Debt and
         Capitalized Lease Obligations               $    1,057       $    1,057
       Accounts Payable                                  45,971           49,525
       Short Term Bank Loan                              11,400            4,700
       Accrued Expenses                                  15,982           13,170
       Accrued Income Taxes Payable                           0                0
                                                      ---------        ---------
         Total Current Liabilities                     $ 74,410         $ 68,452
                                                      ---------        ---------
     Non-Current Liabilities -
       Long-Term Debt and Capitalized
         Lease Obligations                            $  68,640        $  73,171
       Deferred Income Taxes                              5,279            5,169
       Deferred Compensation                              1,851            1,780
       Other                                              4,288            5,016
                                                      ---------        ---------
                                                       $ 80,058         $ 85,136
                                                      ---------        ---------




     See notes to condensed financial statements.

                                        BIG B, INC.
                                 CONDENSED BALANCE SHEETS
                         AS OF MAY 11, 1996 AND FEBRUARY 03, 1996
                                        (Unaudited)
                                        (CONTINUED)

                                                         MAY 11           FEB 03
                                                         ------           ------
                                                          1996             1996
                                                           (In Thousands)
     Shareholders' Investment -
       Common stock, $.001 par value; 100,000,000 shares
         authorized, 18,592,130 shares issued and
         outstanding at May 11, 1996               $         19     $         19
       Paid-in capital                                   74,750           74,626
       Retained earnings                                 71,463           70,603
                                                      ---------        ---------
                                                       $146,232         $145,248
                                                      ---------        ---------
                                                       $300,700         $298,836
                                                      =========        =========

























     See notes to condensed financial statements.

                                        BIG B, INC.
                   CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS
                            FOR THE FOURTEEN WEEK PERIODS ENDED
                               MAY 11, 1996 AND MAY 06, 1995
                                        (Unaudited)

                                                                                                         FOURTEEN WEEKS ENDED
                                                                                                         (In Thousands Except
                                                                                                           Per Share Amounts)

                                               5-11-96             5-06-95
                                         -------------       -------------

     Net Sales                              $  208,783          $  195,183
                                         -------------       -------------
     Cost and Expenses:
       Cost of Products Sold                $  147,092          $  136,101

       Store Operating, Selling and
        Administrative Expenses                 53,823              46,897

       Depreciation and Amortization             3,423               3,141

       Interest Expense                          1,585               1,355

       Interest Income                              (4)                 (8)
                                         -------------       -------------
                                            $  205,919          $  187,486
                                         -------------       -------------
     Income Before Taxes                  $      2,864        $      7,697

     Provision for Income Taxes                  1,075               2,890
                                         -------------       -------------
     Net Income                           $      1,789        $      4,807

     Retained Earnings, Beginning of
       Period                                   70,603              71,390

     Dividend Paid                                (929)               (625)
                                         -------------       -------------
     Retained Earnings, End of Period      $    71,463         $    75,572
                                         =============       =============
     Net Income Per Common Share (Note 1)

       Primary                           $        0.10       $        0.31

       Fully Diluted                     $        0.10       $        0.28
                                         =============       =============




     See accompanying notes to condensed financial statements.

            6                                                                BIG B, INC.
                                     CONDENSED STATEMENTS OF CASH FLOWS FOR THE
                             FOURTEEN WEEK PERIODS ENDED MAY 11, 1996 AND MAY 06, 1995
                             INCREASE (DECREASE) IN CASH AND TEMPORARY CASH INVESTMENTS
                                                    (Unaudited)

                                                                         May 11, 1996        May 06, 1995
                                                                         ------------        ------------
                                                                                   (In Thousands)
     CASH FLOWS FROM OPERATING ACTIVITIES:
         Net Income                                                       $    1,789          $    4,807
                                                                          ----------          ----------
     Adjustments to reconcile net income to net cash
       provided by (used in) operating activities
         Depreciation and amortization                                         3,423               3,141
         Provision for deferred income taxes                                     110                  35
         Provision for losses on receivables                                   1,085               2,963
         Provision to value inventories at LIFO cost                             450                 400
         Loss on sale of property                                                 92                  39
         Provision for deferred compensation                                      71                  38
         (Recognition) of other non-current liability                           (728)             (2,111)
         Change in assets and liabilities:
             (Increase) Decrease in accounts receivable                        2,011              (5,152)
             (Increase) in other assets                                         (500)                (73)
             (Increase) in inventories                                        (9,094)             (5,818)
             (Increase) Decrease in prepaid expenses                           3,277                (183)

             (Decrease) in accounts payable                                   (3,554)            (12,628)
             Increase in accrued income taxes                                      0                 699
             Increase (Decrease) in accrued expenses                           2,812                 (96)
                                                                          ----------          ----------
                    Total adjustments                                           (545)          $ (18,746)
                                                                          ----------          ----------
                    Net cash provided by (used in) operating activities        1,244           $ (13,939)
                                                                          ----------          ----------

     See accompanying notes to condensed financial statements.

            7                                                                BIG B, INC.
                                     CONDENSED STATEMENTS OF CASH FLOWS FOR THE
                             FOURTEEN WEEK PERIODS ENDED MAY 11, 1996 AND MAY 06, 1995
                             INCREASE (DECREASE) IN CASH AND TEMPORARY CASH INVESTMENTS
                                                    (Unaudited)
                                                    (CONTINUED)
                                                                         May 11, 1996        May 06, 1995
                                                                         ------------        ------------
                                                                                 (In Thousands)
     CASH FLOWS FROM INVESTING ACTIVITIES:
       Proceeds from sale of property                                              9                   8
       Capital expenditures                                                   (2,610)             (4,906)
                                                                          ----------          ----------
                    Net cash used in investing activities                 $   (2,601)         $   (4,898)
                                                                          ----------          ----------

     CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from issuance of long-term debt                                  ---                ---
       Net borrowings (repayments)under line of credit agreement               6,700              (7,000)
       Principal payments under long-term debt and capital lease obligations  (4,531)               (269)
       Proceeds from issuance of common stock                                    124              38,277
       Dividends paid                                                    $      (929)        $      (465)
                                                                          ----------          ----------
                    Net cash provided by financing activities             $    1,364           $  30,383
                                                                          ----------          ----------

     NET INCREASE IN CASH AND TEMPORARY CASH INVESTMENTS                           7              11,546

     CASH AND TEMPORARY INVESTMENTS AT BEGINNING OF PERIOD                       491               4,076
                                                                          ----------          ----------

     CASH AND TEMPORARY CASH INVESTMENTS AT END OF PERIOD                $       498           $  15,622
                                                                          ==========          ==========
     Supplemental disclosures of cash flow information:
       Cash paid during the period for:
         Interest                                                         $    2,104         $     2,252
         Income taxes                                                             (9)              2,156

     See accompanying notes to condensed financial statements.

            8                        BIG B, INC.
                       NOTES TO CONDENSED FINANCIAL STATEMENTS
                            MAY 11, 1996 AND MAY 06, 1995


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

          For the quarter ending May 11, 1996, fully diluted net income per common share is considered to be the same as primary net income per common share since the effect of certain potentially dilutive securities would be anti-dilutive.

     2. In the opinion of management, all adjustments have been made which are necessary to reflect a fair statement of the results of operations of the interim period.

            9                        BIG B, INC.
                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     OPERATING RESULTS

     Net Sales

          Sales for the fourteen week period increased 7.0% to $208.8 million from $192.2 million in the prior year. The increase in net sales for the period resulted primarily from sales increases in existing stores. The company operated 387 stores at May 11, 1996, compared to 367 stores operated at May 06, 1995.

     Store Cost and Expense

          Cost of products sold, including warehouse expense, as a percentage of net sales, increased to 70.5% in the period from 69.7% in the prior year. The increase in cost of products sold as a percentage of net sales in the period resulted primarily from the continued increase in third-party prescription sales with lower gross margins than non third-party prescription sales. Management anticipates that further declines in pharmacy margins, as a result of increased third-party sales, will be at a level which will not significantly impact net income and will be substantially offset by additional sales volume and gross profit dollars generated from the increased third-party sales, improved purchasing arrangements for pharmaceutical products, continued contract negotiations with third-party payors, the marketing of value added pharmacy services, and the use of point-of-sale data to improve gross margins for non-pharmacy sales.

          Store operating, selling and administrative expenses as a percentage of net sales increased to 25.8% from 24.0% in the prior year. The increase was due to higher operating expenses of store systems and higher advertising cost in the period.

          Depreciation and amortization as a percentage of net sales remained steady at 1.6% in both periods.

          Interest expense as a percentage of net sales increased to 0.8% from 0.7% in the prior year. This increase was due primarily to higher short term borrowings and generally higher interest rates during the period.

     LIQUIDITY AND CAPITAL RESOURCES

          The Company s capital requirements relate primarily to opening and stocking new stores, acquiring stores, and refurbishing existing stores. Capital is also required to support inventory for the Company s existing stores. Historically, the Company has been able to lease its store locations and has financed its expansion and operations from internally generated cash flows, the net proceeds of securities offerings, and borrowed funds. Currently the Company owns the land and buildings of only two of its drug stores.

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

            11                       BIG B, INC.
                                  OTHER INFORMATION



          The Company was not required to file and did not file any report on Form 8-K during the fourteen weeks ended May 11, 1996.




                                      SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        BIG B, INC.
                                        REGISTRANT


                                        DATE: June 24, 1996


                                        /s/ Michael J. Tortorice
                                        Vice President of Finance*














     *Both duly authorized officer and principal financial officer.