Form 10-Q
period 1996-08-03
BIG B INC
filed 1996-09-17
CIK 352720

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                 Quarterly Report Under Section 13 or 15 (d) of
                    The Securities and Exchange Act of 1934


Quarter Ended August 03, 1996                       Commission File No. 2-72154



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


OUTSTANDING COMMON STOCK AS OF AUGUST 03, 1996 IS 18,892,181
Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                            YES (X)          NO ( )

                                                     COMMISSION FILE NO. 2-72154



                                  BIG B, INC.


                                     Index



      FINANCIAL STATEMENTS:                                       PAGE NO.
      ----------------------------------------------------------  --------

      Condensed Balance Sheets as of
        August 03, 1996 and February 03, 1996                          2

      Condensed Statements of Income and Retained
        Earnings for the Twenty-Six and Twelve Week
        Periods Ended August 03, 1996 and July 29, 1995                3

      Condensed Consolidated Statements of Cash Flows for the
        Twenty-Six and Twelve Week Periods Ended August 03, 1996
        and July 29, 1995                                              4

      Financial Data Schedule                                          5

      Notes to Condensed Financial Statements                          6

      Management's Discussion and Analysis of
        the Results of Operations and Financial
        Condition                                                      7

      Other Information and Signatures                                 8

                                 BIG B, INC.
                            CONDENSED BALANCE SHEETS
                  AS OF AUGUST 03, 1996 AND FEBRUARY 03, 1996
                                  (Unaudited)

                                                             AUG 03          FEB 03
                                                             ------          ------
                                                              1996            1996
                                                                  (In Thousands)
ASSETS
- ------
Current Assets -
  Cash and Temporary Cash Investments                      $    523        $    491
  Receivables                                                25,571          22,659
  Inventories at LIFO                                       186,838         179,400
  Prepaid Expenses                                            6,136           6,330
  Refundable Income Taxes                                     2,246           3,037
  Deferred Income Taxes                                       2,539           2,539
                                                           --------        --------
     Total Current Assets                                  $223,853        $214,456
                                                           --------        --------

Property, Equipment, and Investments
  in Property Under Capital Leases,
  Net                                                      $ 71,718        $ 76,225
                                                           --------        --------
Other Assets                                                 10,948           8,155
                                                           --------        --------
                                                           $306,519        $298,836
                                                           ========        ========
LIABILITIES AND SHAREHOLDERS' INVESTMENT
- ----------------------------------------

Current Liabilities -
  Current Portion of Long-Term Debt and
     Capitalized Lease Obligations                         $  1,057        $  1,057
  Accounts Payable                                           47,522          49,525
  Short Term Bank Loan                                       14,200           4,700
  Accrued Income Taxes Payable                                    0               0
  Accrued Expenses                                           14,472          13,170
                                                           --------        --------
     Total Current Liabilities                             $ 77,251        $ 68,452
                                                           --------        --------

Non-Current Liabilites -
  Long-Term Debt and Capitalized
     Lease Obilgations                                     $ 70,381        $ 73,171
  Deferred Income Taxes                                       5,389           5,169
  Deferred Compensation                                       1,912           1,780
  Other                                                       3,966           5,016
                                                           --------        --------
                                                           $ 81,648        $ 85,136
                                                           --------        --------
Shareholders' Investment -
  Common stock, $.001 par value; 100,000,000 shares
     authorized, 18,892,181 shares issued and outstanding
     at August 03, 1996                                    $     19        $     19
  Paid-in capital                                            75,520          74,626
  Retained earnings                                          72,081          70,603
                                                           --------        --------
                                                           $147,620        $145,248
                                                           --------        --------
                                                           $306,519        $298,836
                                                           ========        ========


See notes to condensed financial statements.

                                 BIG B, INC.
              CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS
                FOR THE TWENTY-SIX AND TWELVE WEEK PERIODS ENDED
                       AUGUST 03, 1996 AND JULY 29, 1995
                                  (Unaudited)
                                    (Note 2)


                                      TWENTY SIX WEEKS ENDED TWELVE WEEKS ENDED
                                      ---------------------- ------------------
                                       8-03-96    7-29-95    8-03-96    7-29-95
                                       -------    -------    -------    -------
Net Sales                             $381,897   $354,742   $173,114   $159,559
                                      --------   --------   --------   --------

Cost and Expenses:
   Cost of Products Sold              $269,611   $247,115   $122,519   $111,014

   Store Operating, Selling and
       Administrative Expenses          97,322     86,510     43,499     39,613

   Depreciation and Amortization         6,905      5,918      3,482      2,777

   Interest Expense                      2,747      2,358      1,162      1,003

   Interest Income                         (19)       (36)       (15)       (28)
                                      --------   --------   --------   --------
                                      $376,566   $341,865   $170,647   $154,379
                                      --------   --------   --------   --------
Income (Loss)  Before Taxes           $  5,331   $ 12,877   $  2,467   $  5,180

Provision for Income Taxes               1,995      4,830        925      1,945
                                      --------   --------   --------   --------

Net Income                            $  3,336   $  8,047   $  1,542   $  3,235

Retained Earnings, Beginning of
   Period                               70,603     71,390     71,463     75,572

Dividend Paid                           (1,858)    (1,553)      (924)      (923)
                                      --------   --------   --------   --------

Retained Earnings, End of Period      $ 72,081   $ 77,884   $ 72,081   $ 77,884
                                      ========   ========   ========   ========

Net Income Per Common Share (Note 1)

 Primary                              $   0.18   $   0.47   $   0.08   $   0.16
                                      ========   ========   ========   ========

 Fully Diluted                        $   0.18   $   0.44   $   0.08   $   0.16
                                      ========   ========   ========   ========








See accompanying notes to condensed financial statements.

                                 BIG B, INC.
                   CONDENSED STATEMENTS OF CASH FLOWS FOR THE
        TWENTY-SIX WEEK PERIODS ENDED AUGUST 03, 1996 AND JULY 29, 1995
           INCREASE (DECREASE) IN CASH AND TEMPORARY CASH INVESTMENTS
                                  (Unaudited)



                                                                           Aug. 03, 1996   July 29, 1995
                                                                           -------------   -------------
                                                                                  (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                              $    3,336       $  8,047
                                                                             ----------       --------

Adjustments to reconcile net income to net cash
   provided by (used in) operating activities
      Depreciation and amortization                                               6,905          5,918
      Provision for deferred income taxes                                           220             70
      Provision for losses on receivables                                         2,410          5,180
      Provision to value inventories at LIFO cost                                   950            750
      Loss on sale of property                                                       94             38
      Provision for deferred compensation                                           132             99
      Provision (Recognition) of other non-current liability                        740         (2,124)
      Change in assets and liabilities:
         (Increase) in accounts receivable                                       (5,322)        (6,620)
         (Increase) in other assets                                              (2,974)          (685)
         (Increase) in inventories                                               (8,388)       (13,631)
         Decrease in refundable income taxes                                        791              0
         (Increase) Decrease in prepaid expenses                                  2,194         (2,137)
         (Decrease) in accounts payable                                          (2,003)        (6,601)
         (Decrease) in accrued income taxes                                           0         (1,446)
         Increase (Decrease) in accrued expenses                                  2,074            460
                                                                             ----------       --------
             Total adjustments                                                   (2,177)      $(20,729)
                                                                             ----------       --------
             Net cash provided by (used in) operating activities                  1,159       $(12,682)
                                                                             ----------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of property                                                    15             19
   Capital expenditures                                                          (6,117)       (11,363)
                                                                             ----------       --------
             Net cash used in investing activities                           $   (6,102)      $(11,344)
                                                                             ----------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt                                       2,000            ---
   Net borrowings (repayments)under line of credit agreement                      9,500           (100)
   Principal payments under long-term debt and capital lease obligations         (4,790)       (16,228)
   Proceeds from issuance of common stock                                           123         38,327
   Dividends paid                                                            $   (1,858)      $ (1,553)
                                                                             ----------       --------
             Net cash provided by financing activities                       $    4,975       $ 20,446
                                                                             ----------       --------

NET INCREASE IN CASH AND TEMPORARY CASH INVESTMENTS                                  32         (3,580)

CASH AND TEMPORARY INVESTMENTS AT BEGINNING OF PERIOD                               491          4,076
                                                                             ----------       --------

CASH AND TEMPORARY CASH INVESTMENTS AT END OF PERIOD                         $      523       $    496
                                                                             ==========       ========

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest                                                                $    2,706       $  2,408
     Income taxes                                                                   685          7,990




See accompanying notes to condensed financial statements.

                                 BIG B, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                       AUGUST 03, 1996 AND JULY 29, 1995


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

     For the twenty-six and twelve week periods ending August 03, 1996, fully diluted net income per common share is considered to be the same as primary net income per common share since the effect of certain potentially dilutive securities would be anti-dilutive.

2. In the opinion of management, all adjustments have been made which are necessary to reflect a fair statement of the results of operations of the interim period.

                                 BIG B, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OPERATING RESULTS

Net Sales

     Sales for the twenty-six week period increased 7.7% to $381.9 million from
$354.7 million in the prior year.   Sales for the twelve week period increased
8.5% to $173.1 million from $159.6 million in the prior year. The increase in net sales for both the twenty-six and twelve week periods were primarily the result of increased sales in existing stores. The Company operated 389 drug stores and nine Home Health Care stores at August 03, 1996, compared to 373 drug stores and five Home Health Care stores operated at July 29, 1995.

Store Cost and Expense

     Cost of products sold, including warehouse expense, as a percentage of net sales, increased to 70.6% from 69.7% in the twenty-six week period and increased to 70.8% from 69.6% in the most recent twelve week period. The increase in cost of products sold as a percentage of net sales in the period resulted primarily from the continued increase in third-party prescription sales with lower gross margins than non third-party prescription sales. Management anticipates that further declines in pharmacy margins, as a result of increased third-party sales, will be at a level which will not significantly impact net income and will be substantially offset by additional sales volume and gross profit dollars generated from the increased third-party sales, improved purchasing arrangements for pharmaceutical products, continued contract negotiations with third-party payors, the marketing of value added pharmacy services, and the use of point-of-sale data to improve gross margins for non-pharmacy sales.

     Store operating, selling and administrative expenses as a percentage of net sales increased to 25.5% from 24.4% in the twenty-six week period and increased to 25.1% from 24.8% in the most recent twelve week period. The increase in both periods were the result of slower growth of the Company's net sales and to higher operating expenses of store systems.

     Depreciation and amortization as a percentage of net sales increased slightly in both the twenty-six and twelve week periods. This increase as a percentage of net sales was the result of the increase in total store count open during both periods coupled with a new pharmacy computer system.

     Interest expense as a percentage of net sales remained steady at 0.7% from the twenty-six week period and rose slightly to 0.7% from 0.6% in the twelve week period. This increase was due primarily to higher short term borrowings during the period.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's capital requirements relate primarily to opening and stocking new stores, acquiring stores, and refurbishing existing stores. Capital is also required to support inventory for the Company's existing stores. Historically, the Company has been able to lease its store locations and has financed its expansion and operations from internally generated cash flows, the net proceeds of securities offerings, and borrowed funds. Currently the Company owns the land and buildings of only three of its drug stores.

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

RECENT DEVELOPMENTS

     On September 9, 1996, RDS Acquisition, Inc., a wholly-owned subsidiary of Revco D.S., Inc., publicly announced an unsolicited cash tender offer to acquire all of the outstanding shares of Common Stock of the Company at a price of $15 per share. On September 10, 1996, RDS Acquisition filed a Schedule
14D-1 with the Securities & Exchange Commission describing the terms the cash tender offer and certain related matters. On September 9, 1996, the Company issued a press release indicating that the Company's board of directors, with assistance from its financial advisers and counsel, will carefully consider the offer. The Company requested that its stockholders defer making a determination whether to accept or reject such tender offer until they have been advised of the Company's position. The Company will make an appropriate filing with the Securities & Exchange Commission and communicate its position to its shareholders in a timely manner pursuant to Regulation 14D as promulgated under the Securities Exchange Act of 1934.

                                 BIG B, INC.
                               OTHER INFORMATION



     The Company was not required to file and did not file any report on Form 8-K during the twelve weeks ended August 03, 1996




                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             BIG B, INC.
                                             -------------------------------
                                             REGISTRANT


                                             09/17/96
                                             -------------------------------
                                             DATE




                                             /s/ Michael J. Tortorice
                                             -------------------------------
                                             Michael J. Tortorice
                                             Vice President of Finance*






*Both duly authorized officer and principal financial officer.

                                EXHIBIT INDEX


Exhibit No.             Description
- -----------             -----------
    27                  Financial Data Schedule (for SEC use only)