Form 10-Q
period 1996-10-26
BIG B INC
filed 1996-12-05
CIK 352720

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-Q
                             ---------------------

(MARK ONE)
    [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
            THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE QUARTER ENDED OCTOBER 26, 1996
                                      OR
   [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
            THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM --------------- TO
            ---------------

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

               REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE
                            AREA CODE (205) 424-3421

         OUTSTANDING COMMON STOCK AS OF OCTOBER 26, 1996 IS 18,757,034

     Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  [X]       No [ ]

================================================================================

                                  BIG B, INC.

                                     INDEX

                                                                                     PAGE NO.
                                                                                     --------
FINANCIAL STATEMENTS:
Condensed Balance Sheets as of October 26, 1996 and February 03, 1996..............      3
Condensed Statements of Income and Retained Earnings for the Thirty-Eight and
  Twelve Week Periods Ended October 26, 1996 and October 21, 1995..................      4
Condensed Consolidated Statements of Cash Flows for the Thirty-Eight and Twelve
  Week Periods Ended October 26, 1996 and October 21, 1995.........................      5
Notes of Condensed Financial Statements............................................      6
Management's Discussion and Analysis of the Results of Operations and Financial
  Condition........................................................................      7
Other Information and Signatures...................................................      9

                                  BIG B, INC.

                            CONDENSED BALANCE SHEETS
                  AS OF OCTOBER 26, 1996 AND FEBRUARY 3, 1996
                                  (UNAUDITED)

                                                                         OCTOBER 26,   FEBRUARY 3,
                                                                            1996           1996
                                                                         -----------   ------------
                                                                               (IN THOUSANDS)
                                              ASSETS
Current Assets:
  Cash and Temporary Cash Investments..................................   $     524      $    491
  Receivables..........................................................      22,087        22,659
  Inventories at LIFO..................................................     199,756       179,400
  Prepaid Expenses.....................................................       5,476         6,330
  Refundable Income Taxes..............................................       1,760         3,037
  Deferred Income Taxes................................................       2,539         2,539
                                                                           --------      --------
          Total Current Assets.........................................     232,142       214,456
                                                                           --------      --------
Property, Equipment and Investments in Property Under Capital Leases,
  Net..................................................................      73,694        76,225
                                                                           --------      --------
Other Assets...........................................................      11,447         8,155
                                                                           --------      --------
                                                                            317,283       298,836
                                                                           ========      ========
                             LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
  Current Portion of Long-Term Debt and Capitalized Lease
     Obligations.......................................................       1,057         1,057
  Accounts Payable.....................................................      59,570        49,525
  Short Term Bank Loan.................................................      12,500         4,700
  Accrued Income Taxes Payable.........................................           0             0
  Accrued Expenses.....................................................      16,296        13,170
                                                                           --------      --------
          Total Current Liabilities....................................      89,423        68,452
                                                                           --------      --------
Non-Current Liabilities:
  Long-Term Debt and Capitalized Lease Obligations.....................      69,102        73,171
  Deferred Income Taxes................................................       6,513         5,169
  Deferred Compensation................................................       1,974         1,780
  Other................................................................       1,700         5,016
                                                                           --------      --------
                                                                             79,289        85,136
                                                                           --------      --------
Shareholders' Investment:
  Common stock, $.001 par value; 100,000,000 shares authorized,
     18,757,034 shares issued and outstanding at October 26, 1996......          19            19
  Paid-in capital......................................................      76,533        74,626
  Retained earnings....................................................      72,019        70,603
                                                                           --------      --------
                                                                            148,571       145,248
                                                                           --------      --------
                                                                          $ 371,283      $298,836
                                                                           ========      ========

           See accompanying notes to condensed financial statements.

                                  BIG B, INC.

              CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS
               FOR THE THIRTY-EIGHT AND TWELVE WEEK PERIODS ENDED
                     OCTOBER 26, 1996 AND OCTOBER 21, 1995
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                    (NOTE 2)

                                                            THIRTY-EIGHT                TWELVE WEEKS
                                                             WEEKS ENDED                    ENDED
                                                      -------------------------   -------------------------
                                                      OCTOBER 26,   OCTOBER 21,   OCTOBER 26,   OCTOBER 21,
                                                         1996          1995          1996          1995
                                                      -----------   -----------   -----------   -----------
Net Sales...........................................   $ 557,406     $ 516,054     $ 175,509     $ 161,312
                                                        --------      --------      --------      --------
Cost and Expenses:
  Cost of Products sold.............................     392,820       360,312       123,209       113,197
  Store Operating, Selling and Administrative
     Expenses.......................................     143,573       129,386        46,251        42,876
  Depreciation and Amortization.....................      10,247         9,624         3,342         3,706
  Interest Expense..................................       4,060         3,473         1,313         1,115
  Interest Income...................................         (22)          (41)           (3)           (5)
                                                        --------      --------      --------      --------
                                                         550,678       502,754       174,112       160,889
                                                        --------      --------      --------      --------
Income (Loss) Before Taxes..........................       6,728        13,300         1,397           423
Provision for Income Taxes..........................       2,520         4,990           525           160
                                                        --------      --------      --------      --------
Net Income..........................................       4,208         8,310           872           263
Retained Earnings, Beginning of Period..............      70,603        71,390        72,081        77,884
Dividend Paid.......................................      (2,792)       (2,482)         (934)         (929)
                                                        --------      --------      --------      --------
Retained Earnings, end of Period....................   $  72,019     $  77,218     $  72,019     $  77,218
                                                        ========      ========      ========      ========
Net Income per Common Share (Note 1)
  Fully Diluted.....................................   $    0.23     $    0.46     $    0.05     $    0.02
                                                        ========      ========      ========      ========
  Primary...........................................   $    0.23     $    0.48     $    0.05     $    0.01
                                                        ========      ========      ========      ========

           See accompanying notes to condensed financial statements.

                                  BIG B, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
 FOR THE THIRTY-EIGHT WEEK PERIODS ENDED OCTOBER 26, 1996 AND OCTOBER 21, 1995
           INCREASE (DECREASE) IN CASH AND TEMPORARY CASH INVESTMENTS
                                  (UNAUDITED)

                                                                        OCTOBER 26,     OCTOBER 21,
                                                                           1996            1995
                                                                        -----------     -----------
                                                                              (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income..........................................................   $   4,208       $   8,310
                                                                          --------        --------
Adjustments to reconcile net income to net cash provided by (used in)
  operating activities
     Depreciation and amortization....................................      10,247           9,624
     Provision for deferred income taxes..............................       1,344             105
     Provision for losses on receivables..............................       3,418           7,984
     Provision to value inventories at LIFO cost......................       1,425           1,150
     Loss on sale of property.........................................         136              38
     Provision for deferred compensation..............................         194             161
     Provision (Recognition) of other non-current liability...........      (1,526)         (1,761)
     Change in assets and liabilities:
       Increase in accounts receivable................................      (2,846)         (9,440)
       Increase in other assets.......................................      (3,612)         (2,132)
       Increase in inventories........................................     (21,781)        (38,015)
       Decrease in refundable income taxes............................       1,277               0
       Decrease (increase) in prepaid expenses........................       2,854          (4,751)
       Increase in accounts payable...................................      10,045           3,951
       Decrease in accrued income taxes...............................           0          (1,446)
       Increase in accrued expenses...................................       3,901           1,762
                                                                          --------        --------
          Total adjustments...........................................       5,076         (32,770)
                                                                          --------        --------
          Net cash provided by (used in) operating activities.........       9,284         (24,460)
                                                                          --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property......................................          17              25
  Capital expenditures................................................     (11,339)        (19,284)
                                                                          --------        --------
          Net cash used in investing activities.......................     (11,322)        (19,259)
                                                                          --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt............................       2,000          14,000
  Net borrowings (repayments) under line of credit agreement..........       7,800           6,800
  Principal payments under long-term debt and capital lease
     obligations......................................................      (5,070)        (16,487)
  Proceeds from issuance of common stock..............................         133          38,327
  Dividends paid......................................................      (2,792)         (2,482)
                                                                          --------        --------
          Net cash provided by financing activities...................       2,071          40,158
                                                                          --------        --------
NET INCREASE IN CASH AND TEMPORARY CASH INVESTMENTS...................          33          (3,561)
CASH AND TEMPORARY INVESTMENTS AT BEGINNING OF PERIOD.................         491           4,076
                                                                          --------        --------
CASH AND TEMPORARY CASH INVESTMENTS AT END OF PERIOD..................   $     524       $     515
                                                                          ========        ========
Supplemental disclosures of cash flows information:
  Cash paid during the period for:
     Interest.........................................................   $   4,559       $   4,254
     Income taxes.....................................................         700           8,000

           See accompanying notes to condensed financial statements.

                                  BIG B, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                     OCTOBER 26, 1996 AND OCTOBER 21, 1995

     Net income per common share for all periods was computed by dividing net income by the average weighted number of shares outstanding during the periods. Outstanding stock options are common stock equivalents but were excluded from the primary net income per common share computations as their effect was not material. Fully diluted net income per common share was determined on the assumption that all convertible subordinated debentures were converted and all stock options outstanding were exercised. Conversion was assumed during the portion of each period that the debentures and the options were outstanding. For the debentures, net income was adjusted for interest, net of income tax effects, for the stock options, outstanding shares were decreased by the number of shares that could have been purchased with the proceeds from the exercise, using the end of the period market price.

     For the twenty-six and twelve week periods ending October 26, 1996, fully diluted net income per common share is considered to be the same as primary net income per common share since the effect of certain potentially dilutive securities would be anti-dilutive.

     In the opinion of management, all adjustments have been made which are necessary to reflect a fair statement of the results of operations of the interim period.

                                  BIG B, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OPERATING RESULTS

  Net Sales

     Sales for the thirty-eight week period increased 8.0% to $557.4 million from $516.1 million in the prior year. Sales for the twelve week period increased 8.8% to $175.5 million from $161.3 million in the prior year period. The increase in net sales for both the thirty-eight and twelve week periods were primarily the result of increased sales in existing stores and new stores opened.

  Store Cost and Expense

     Cost of products sold, including warehouse expense, as a percentage of net sales, increased to 70.5% from 69.8% in the thirty-eight week period and remained steady at 70.2% in the most recent twelve week period. The increase in cost of products sold as a percentage of net sales in the thirty-eight week period resulted primarily from the continued increase in third-party prescription sales with lower gross margins than non third-party prescription sales.

     Store operating, selling and administrative expenses as a percentage of net sales increased to 25.8% from 25.1% in the thirty-eight week period and decreased slightly to 26.4% from 26.6% in the most recent twelve week period. This increase in the thirty-eight week period was the primary result of higher operating expenses of store systems. The slight decrease in the twelve week period was the result of lower net advertising cost.

     Depreciation and amortization as a percentage of net sales decreased slightly to 1.8% from 1.9% in the thirty-eight week period and decreased to 1.9% from 2.3% in the most recent twelve week period. The decrease in both periods were the result of the writing off of obsolete store equipment.

     Interest expense as a percentage of net sales increased slightly in both the thirty-eight and twelve week periods. This increase was due primarily to higher short term borrowings during the period.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's capital requirements relate primarily to opening and stocking new stores, acquiring stores, and refurbishing existing stores. Capital is also required to support inventory for the Company's existing stores. Historically, the Company has been able to lease its store locations and has financed its expansion and operations from internally generated cash flows, the net proceed of securities offerings, and borrowed funds. Currently the Company owns the land and buildings of only three of its drug stores.

RECENT DEVELOPMENT

     On November 15, 1996, Revco D.S., Inc. ("Revco") announced that it completed its cash tender offer (the "Offer") for all of the outstanding shares of the common stock, par value $0.001 per share (the "Common Stock"), of Big B, Inc. (the "Company") at a price of $17.25 per share in cash. According to Revco, as of the closing of the Offer at 9:00 a.m. on November 15, 1996, 17,232,483 shares of the Company's Common Stock had been tendered and accepted for payment (the "Purchased Shares"). The aggregate purchase price for the Purchased Shares was approximately $297.3 million. According to Revco, the funds required by Revco to purchase the Purchased Shares were obtained from cash on hand and borrowings under Revco's $650 million Revolving Credit Facility.

     According to Revco, Revco owns an aggregate of 18,422,483 shares of the Company's Common Stock, which represents approximately 85.0% of the Company's Common Stock outstanding on December 3, 1996. Revco and the Company intend to proceed with the consummation of a merger pursuant to an Agreement and Plan of Merger (the "Merger Agreement"), dated October 27, 1996, pursuant to which RDS Acquisition Inc. ("RDS"), a Delaware corporation and a wholly-owned subsidiary of Revco, will merge with and into the

Company with the Company surviving as a wholly-owned subsidiary of Revco (the "Merger"). In the Merger, the remaining shares of the Company's Common Stock will be converted into the right to receive $17.25 per share in cash subject to the terms and conditions set forth in the Merger Agreement. The Company intends to call a special meeting of shareholders on December 19, 1996, at which time the Merger Agreement will be presented for consideration by the Company's remaining shareholders. Because under Alabama law the approval of the holders of at least 66-2/3% of all outstanding shares of the Company's Common Stock is sufficient to approve and adopt the Merger Agreement, Revco can cause the Merger to occur without the affirmative vote of any other holders of shares of the Company's Common Stock. Revco and RDS have agreed pursuant to the Merger Agreement to vote all of the shares of the Company's Common Stock held by them in favor of approval and adoption of the Merger Agreement.

     Pursuant to the Merger Agreement, Anthony J. Bruno, Vincent J. Bruno, James
A. Bruno and Richard Cohn have resigned from the Company's Board of Directors, and, the following individuals, each an employee of Revco, have been designated by the Board to fill the vacancies created by such resignations: D. Dwayne Hoven, Carl A. Bellini, Brian P. Carney, and Jack A. Staph.

                                  BIG B, INC.
                               OTHER INFORMATION

     The Company was not required to file and did not file any report on Form 8-K during the twelve weeks ended October 26, 1996.

     Exhibits: Exhibit 27: Financial Data Schedule (For SEC use only)

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       BIG B, INC.
                                          --------------------------------------
                                                        Registrant

                                                     December 5, 1996
                                          --------------------------------------
                                                           Date

                                              /s/  MICHAEL J. TORTORICE
                                          --------------------------------------
                                                   Michael J. Tortorice
                                                Vice President of Finance*
---------------

* Both duly authorized officer and principal financial officer.